Form 10QSB
period 2001-03-31
AUTEC ASSOCIATES INC
filed 2001-06-08
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-32375

                             AUTEC ASSOCIATES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                               65-0067192
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                              38 East Osceola Street
                               Stuart, Florida 34994
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 288-0666
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 11, 2001
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                             AUTEC ASSOCIATES, INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001



                                                                            Page
                                                                            ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statement of Stockholders' Equity                                            5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                                7

                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets


                                                         March 31,  December 31,
                                                           2001        2000
                                                         --------    --------
                                                        (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                             $ 10,569    $ 23,059
   Inventory (Note 1)                                      17,245      20,145
                                                         --------    --------

     Total Current Assets                                  27,814      43,204
                                                         --------    --------

     TOTAL ASSETS                                        $ 27,814    $ 43,204
                                                         ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                      $  8,836    $ 22,046
   Accrued expenses                                           952       1,691
                                                         --------    --------

     Total Current Liabilities                              9,788      23,737
                                                         --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding        20,100      20,100
   Additional paid-in capital                              24,298      24,298
   Accumulated deficit                                    (26,372)    (24,931)
                                                         --------    --------

     Total Stockholders' Equity                            18,026      19,467
                                                         --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 27,814    $ 43,204
                                                         ========    --------


   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                  For the Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------

REVENUE

   Net sales                                   $     35,496        $     52,741
   Cost of goods sold                                16,879              25,618
                                               ------------        ------------

     Gross Profit                                    18,617              27,123
                                               ------------        ------------

EXPENSES

   General and administrative                         9,249              12,438
   Salaries                                          10,809              15,977
                                               ------------        ------------

     Total Expenses                                  20,058              28,415
                                               ------------        ------------

LOSS FROM OPERATIONS                                 (1,441)             (1,292)

INCOME TAXES                                           --                  --
                                               ------------        ------------

NET LOSS                                       $     (1,441)       $     (1,292)
                                               ============        ============

BASIC LOSS PER SHARE                           $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              12,500,000          12,500,000
                                               ============        ============



   The accompanying notes are an integral part of these financial statements.



                                 AUTEC ASSOCIATES, INC.
                           Statements of Stockholders' Equity


                                            Common Stock         Additional
                                      -----------------------     Paid-In    Accumulated
                                        Shares       Amount       Capital      Deficit
                                      ----------   ----------   ----------   ----------

Balance, December 31, 1998            12,500,000   $   20,100   $   24,298   $  (10,582)

Net loss for the year ended
 December 31, 1999                          --           --           --         (9,181)
                                      ----------   ----------   ----------   ----------

Balance, December 31, 1999            12,500,000       20,100       24,298      (19,763)

Net loss for the year ended
 December 31, 2000                          --           --           --         (5,168)
                                      ----------   ----------   ----------   ----------

Balance December 31, 2000             12,500,000       20,100       24,298      (24,931)

Net loss for the three months ended
 March 31, 2001 (unaudited)                 --           --           --         (1,441)
                                      ----------   ----------   ----------   ----------

Balance, March 31, 2001 (unaudited)   12,500,000   $   20,100   $   24,298   $  (26,372)
                                      ==========   ==========   ==========   ==========



      The accompanying notes are an integral part of these financial statements.

                                       5

                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           2001        2000
                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                              $ (1,441)   $ (1,292)
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                       2,900       1,390
     Increase (decrease) in accounts payable              (13,210)      1,355
     Increase (decrease) in accrued expenses                 (739)         61
                                                         --------    --------

       Net Cash Provided (Used) by Operating Activities   (12,490)      1,514
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                         --          --
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES                         --          --
                                                         --------    --------

NET INCREASE (DECREASE) IN CASH                           (12,490)      1,514

CASH AT BEGINNING OF PERIOD                                23,059       7,301
                                                         --------    --------

CASH AT END OF PERIOD                                    $ 10,569    $  8,815
                                                         ========    ========

CASH PAID FOR:

   Interest                                              $   --      $   --
   Income taxes                                          $   --      $   --



   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization

     Autec Associates, Inc. (the Company) was incorporated on June 23, 1988 under the laws of the State of Florida. The Company custom designs, manufactures and sells several types of modern jewelry by utilizing a new and unique proprietary casting process developed by the Company.

     b.   Accounting Method

     The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     c.   Cash and Cash Equivalents

     Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

     d.   Basic Loss Per Share

     Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                              For the Three Months Ended
                                                       March 31,
                                             -----------------------------
                                                 2001             2000
                                             ------------     ------------
                                             (Unaudited)       (Unaudited)

     Numerator - loss                        $     (1,441)    $     (1,292)
     Denominator - weighted average
       number of shares outstanding            12,500,000       12,500,000
                                             ------------     ------------

     Loss per share                          $      (0.00)    $      (0.00)
                                             ============     ============

     There are no dilutive equity instruments issued and outstanding at March 31, 2001.

     e.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     f.   Revenue Recognition

     The Company's sales are completed exclusively as cash-on-delivery. Therefore, revenue is recognized when the product is delivered and cash is received.

     g.   Provision for Taxes

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $26,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     h.   Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

     i.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various unique inventory items and raw materials used in the production of these jewelry items.

     j.   Recent Accounting Pronouncements

     The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

     The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             March 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     j.   Recent Accounting Pronouncements (Continued)

     reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

     The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

NOTE 2 - COMMON STOCK

     On July 28, 1998, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 20,000,000 at no par value. On the same date, the Company approved a reverse-split of its common stock on a 105:1 basis, as each existing shareholder received 105,000 shares for each share owned, leaving 10,500,000 shares issued and outstanding.

     During the fourth quarter of 1998, the Company sold an additional 2,000,000 post-split shares of common stock at $0.01 per share. The proceeds were used to purchase inventory.

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Autec Associates, Inc. (the "Company"), has primarily been engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. During prior fiscal years, the Company has designed, manufactured and marketed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets and other ornaments. The Company's principal markets includes Canada and the United States. During prior fiscal years, the Company generally derived its revenues from the market and sale of its jewelry products to consumers.

     Management of the Company believes that its metallurgist has developed a new and unique process for the casting and fabrication of metals, and that the process distinguishes the Company's creations and designs from others on the market. The Company's manufacturing process combines modern technology, mechanization and hand craftsmanship to produce unique, innovative and fashionable jewelry. The process utilizes the "lost-wax" process whereby the molten metal is introduced into the void left by the wax model. Most casting using this method is done with the metal being introduced by the centrifical method or the vacuum method. The Company has combined both of these processes into a new process and thus believes that it receives all of the advantages that are unique to both the centrifical method and the vacuum method to provide for the manufacture of high-quality rings, earrings, pendants and bracelets. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled for sale.

     The Company currently maintains a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intends to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company's current market concentration has been in the southeastern United States due to existing relationships with certain clients.

     Net sales for fiscal years ended December 31, 2000 and 1999 were $210,965 and $191,426, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2000 and 1999 of $5,168 and $9,181, respectively.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

     The Company's net losses for the three-month period ended March 31, 2001 were approximately $1,441 compared to a net loss of approximately $1,292 for the three-month period ended March 31, 2000.

     Net sales for the three-month period ended March 31, 2001 and 2000 were $35,496 and $52,741, respectively. Net sales decreased by approximately $17,245 or 49% for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 2000. Gross profit for the three-month periods ended March 31, 2001 and 2000 amounted to $18,617 and $27,123, respectively. Gross profit decreased by approximately $8,506 or 46% during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. The slight decrease in gross profit is a result of a decrease in net sales.

     General and administrative expenses during the three-month periods ended March 31, 2001 and 2000 were $9,249 and $12,438, respectively (a decrease of $3,189 or 34%). The slight decrease in general and administrative expenses during the three-month period ended March 31, 2001 were primarily due to the Company incurring less costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month period ended March 31, 2001 were $10,809 compared to $15,977 during the three-month period ended March 31, 2000 (a decrease of $5,168). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     As a result of these factors, net loss during the three-month period ended March 31, 2001 was $1,441, an increase of $149, as compared to a net loss of $1,292 during the three-month period ended March 31, 2000. Management believes that the slight increase in net loss during the three-month period ended March 31, 2001 as compared to the same period during 2000 is attributable primarily to a decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended March 31, 2001

     The Company has only recently generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's continued future success and viability may be dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products, (ii) increase the number of customers and expand into additional markets, (iii) control inventory costs; and (iv) increase the manufacture rate. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its jewelry products and to raise additional capital. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     The Company generated $18,617 and $27,123 in gross profit during the three-month periods ended March 31, 2001 and 2000, respectively.

     As of March 31, 2001, the Company's total assets were $27,814. The Company's assets consisted primarily of cash and cash equivalents in the amount of $10,569 and inventory in the amount of $17,245. As of March 31, 2001, the Company's total liabilities were $9,788. The Company's liabilities consisted primarily of accounts payable in the amount of $8,836 and accrued expenses in the amount of $952. As of March 31, 2001, the Company's total assets exceeded its total liabilities by $18,026.

     The Company's stockholders' equity decreased from $19,467 for fiscal year ended December 31, 2000 to $18,026 for the three-month period ended March 31, 2001.

     For the three-month period ended March 31, 2001, the net cash used by operating activities was $12,490 compared to net cash provided from operating activities of $1,514 for the three-month period ended March 31, 2000 (a decrease of $14,004). The main decrease in net cash was comprised of an accounts payable in the amount of $13,210 for the three-month period ended March 31, 2001 compared to an accounts payable of $1,355 for the three-month period ended March 31, 2000.

MATERIAL COMMITMENTS/FUNDING

     As of the date of this Quarterly Report, the Company does not have any material commitments for fiscal year 2001.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No report required.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AUTEC ASSOCIATES, INC.

Dated: June 7, 2001                             By: /s/ Arthur Garrison
                                                -----------------------
                                                Arthur Garrison, President