Form 10QSB/A
period 2001-03-31
AUTEC ASSOCIATES INC
filed 2001-08-14
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO 1 TO
                                   FORM 10-QSB


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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Class                                       Outstanding as of August 1, 2001
-----                                       --------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                             AUTEC ASSOCIATES, INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2001



                                                                            Page
                                                                            ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statement of Stockholders' Equity                                            5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                                7

                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets


                                                         March 31,  December 31,
                                                            2001        2000
                                                          --------    --------
                                                         (Unaudited)

CURRENT ASSETS

   Cash                                                   $ 10,569    $ 23,059
   Inventory (Note 1)                                       17,245      20,145
                                                          --------    --------

     Total Current Assets                                   27,814      43,204
                                                          --------    --------

     TOTAL ASSETS                                         $ 27,814    $ 43,204
                                                          ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                       $  8.836    $ 22,046
   Accrued expenses                                            952       1,691
                                                          --------    --------

     Total Current Liabilities                               9,788      23,737
                                                          --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding         20,100      20,100
   Additional paid-in capital                               24,298      24,298
   Accumulated deficit                                     (26,372)    (24,931)
                                                          --------    --------

     Total Stockholders' Equity                             18,026      19,467
                                                          --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 27,814    $ 43,204
                                                          ========    --------


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



                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows

                                                         For the Three Months Ended
                                                                 March 31,
                                                           --------------------
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

                                       6

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

                                          For the Three Months Ended
                                                    March 31,
                                          ----------------------------
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

     i.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various unique jewelry items.

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

     k.   Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 - COMMON STOCK

     On July 28, 1998, the Company amended its Articles of Incorporation to increase its authorized shares of common stock to 20,000,000 at no par value. On the same date, the Company approved a stock split of its common stock on a 105:1 basis, as each existing shareholder received 105,000 shares for each share owned, leaving 10,500,000 shares issued and outstanding immediately after the split.

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

     Management of the Company believes that its metallurgist has combined certain processes and developed a new and unique process for the casting and fabrication of metals, and that the process distinguishes the Company's creations and designs from others on the market. The Company's casting process combines modern technology, mechanization and hand craftsmanship to produce unique, innovative and fashionable jewelry. Management of the Company believes that its casting process is therefore a superior process because of the simultaneous utilization of the centrifugal device and vacuum. Management believes that it thus obtains maximum benefits and eliminates the commonly found porosity voids and inconsistent densities. As a result, the developed process provides for the manufacture of high-quality rings, earrings, pendants and bracelets which are consistent in density with little or no porosity or voids. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled for sale.

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

     Gross profit for fiscal years ended December 31, 2000 and 1999 was $108,492 and $100,660, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2000 and 1999 of $5,168 and $9,181, respectively.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

     The Company's net losses for the three-month period ended March 31, 2001 were approximately $1,441 compared to a net loss of approximately $1,292 for the three-month period ended March 31, 2000.

     Net sales for the three-month period ended March 31, 2001 and 2000 were $35,496 and $52,741, respectively. Net sales decreased by approximately $17,245 or 49% for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 2000. Net sales decreased due to changes in sales volumes. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of cost. Therefore, any fluctuation in sales revenues would be derived from changes in sales volume. Gross profit for the three-month periods ended March 31, 2001 and 2000 amounted to $18,617 and $27,123, respectively. Gross profit decreased by approximately $8,506 or 46% during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. The slight decrease in gross profit is a result of a decrease in net sales.

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

                                                AUTEC ASSOCIATES, INC.


Dated: August 13, 2001                          By: /s/ Arthur Garrison
                                                -----------------------
                                                Arthur Garrison, President/
                                                Principal Financial Officer