Form 10QSB
period 2001-06-30
AUTEC ASSOCIATES INC
filed 2001-08-20
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                   --------  --------

                         Commission file number 0-32375

                             AUTEC ASSOCIATES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                               65-0067192
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

                              38 East Osceola Street
                               Stuart, Florida 34994
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 288-0666
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No
            -----       -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 11, 2001
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                             AUTEC ASSOCIATES, INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001



                                                                            Page
                                                                            ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statement of Stockholders' Equity                                            5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                                7



                              AUTEC ASSOCIATES, INC.
                                  Balance Sheets


                                                              June 30,  December 31,
                                                                2001        2000
                                                              --------    --------
                                                             (Unaudited)

CURRENT ASSETS

   Cash                                                       $ 13,016    $ 23,059
   Inventory (Note 1)                                           14,055      20,145
                                                              --------    --------

     Total Current Assets                                       27,071      43,204
                                                              --------    --------

     TOTAL ASSETS                                             $ 27,071    $ 43,204
                                                              ========    ========


                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CURRENT LIABILITIES

   Accounts payable                                           $ 11,724    $ 22,046
   Accrued expenses                                                717       1,691
                                                              --------    --------

     Total Current Liabilities                                  12,441      23,737
                                                              --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding             20,100      20,100
   Additional paid-in capital                                   24,298      24,298
   Accumulated deficit                                         (29,768)    (24,931)
                                                              --------    --------

     Total Stockholders' Equity                                 14,630      19,467
                                                              --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 27,071    $ 43,204
                                                              ========    --------



                     The accompanying notes are an integral
                       part of these financial statements.

                                    AUTEC ASSOCIATES, INC.
                                   Statements of Operations
                                          (Unaudited)


                                 For the Three Months Ended       For the Six Months Ended
                                           June 30,                       June 30,
                                ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
REVENUE

   Net sales                    $     36,314    $     46,129    $     71,810    $     98,870
   Cost of goods sold                 18,825          19,368          35,704          44,986
                                ------------    ------------    ------------    ------------

     Gross Profit                     17,489          26,761          36,106          53,884
                                ------------    ------------    ------------    ------------

EXPENSES

   General and administrative         11,891          10,924          21,140          23,362
   Salaries                            8,994          15,934          19,803          31,911
                                ------------    ------------    ------------    ------------

     Total Expenses                   20,885          26,858          40,943          55,273
                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                  (3,396)            (97)         (4,837)         (1,389)

INCOME TAXES                            --              --              --              --
                                ------------    ------------    ------------    ------------

NET (LOSS)                      $     (3,396)   $        (97)   $     (4,837)   $     (1,389)
                                ============    ============    ============    ============

BASIC (LOSS) PER SHARE          $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,500,000      12,500,000      12,500,000      12,500,000
                                ============    ============    ============    ============


                            The accompanying notes are an integral
                              part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                       Statements of Stockholders' Equity


                                          Common Stock                      Additional
                                     -----------------------    Paid-in    Accumulated
                                       Shares       Amount      Capital      Deficit
                                     ----------   ----------   ----------   ----------

Balance, December 31, 1998           12,500,000   $   20,100   $   24,298   $  (10,582)

Net loss for the year ended
 December 31, 1999                         --           --           --         (9,181)
                                     ----------   ----------   ----------   ----------

Balance, December 31, 1999           12,500,000       20,100       24,298      (19,763)

Net loss for the year ended
 December 31, 2000                         --           --           --         (5,168)
                                     ----------   ----------   ----------   ----------

Balance December 31, 2000            12,500,000       20,100       24,298      (24,931)

Net loss for the six months ended
 June 30, 2001 (unaudited)                 --           --           --         (4,837)
                                     ----------   ----------   ----------   ----------

Balance, June 30, 2001 (unaudited)   12,500,000   $   20,100   $   24,298   $  (29,768)
                                     ==========   ==========   ==========   ==========


                       The accompanying notes are an integral
                         part of these financial statements.

                              AUTEC ASSOCIATES, INC.
                             Statements of Cash Flows
                                  (Unaudited)

                                                          For the Six Months Ended
                                                                  June 30,
                                                          ------------------------
                                                              2001        2000
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $ (4,837)   $ (1,389)
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                          6,090        --
     Increase (decrease) in accounts payable                 (10,322)       --
     Increase (decrease) in accrued expenses                    (974)      3,044
                                                            --------    --------

       Net Cash Provided (Used) by Operating Activities      (10,043)      1,655
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                            --          --
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES                            --          --
                                                            --------    --------

NET INCREASE (DECREASE) IN CASH                              (10,043)      1,655

CASH AT BEGINNING OF PERIOD                                   23,059       7,301
                                                            --------    --------

CASH AT END OF PERIOD                                       $ 13,016    $  8,956
                                                            ========    ========

CASH PAID FOR:

   Interest                                                 $   --      $   --
   Income taxes                                             $   --      $   --


                      The accompanying notes are an integral
                        part of these financial statements.

                              AUTEC ASSOCIATES, INC.
                         Notes to the Financial Statements
                              June 30, 2001 and 2000
                                  (Unaudited)


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

                                                 For the                     For the
                                           Three Months Ended            Six Months Ended
                                                 June 30,                    June 30,
                                         -------------------------  ---------------------------
                                             2001          2000         2001            2000
                                         -----------   -----------  -----------     -----------
                                         (Unaudited)   (Unaudited)  (Unaudited)     (Unaudited)
          Numerator - loss               $    (3,396)  $       (97) $    (4,837)    $    (1,389)
          Denominator - weighted
           average number of
           shares outstanding             12,500,000    12,500,000   12,500,000      12,500,000
                                         -----------   -----------  -----------     -----------

          Income (loss) per share        $     (0.00)  $     (0.00) $     (0.00)    $     (0.00)
                                         ===========   ===========  ===========     ===========

          There are no dilutive equity instruments issued and outstanding at June 30, 2001.

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

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          f. Revenue Recognition

          The Company's sales are completed exclusively as cash-on-delivery. Therefore, revenue is recognized when the product is delivered and cash is received..

          g. Provision for Taxes

          At June 30, 2001, the Company had net operating loss carryforwards of approximately $29,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          h. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          i. Inventory

          Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various unique jewelry items.

          j. Recent Accounting Pronouncements

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             June 30, 2001 and 2000
                                  (Unaudited)


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          j. Recent Accounting Pronouncements (Continued)

          securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses for the six-month period ended June 30, 2001 were approximately $4,837 compared to a net loss of approximately $1,389 for the six-month period ended June 30, 2000.

     Net sales for the six-month periods ended June 30, 2001 and 2000 were $71,810 and $98,870, respectively. Net sales decreased by approximately $27,060 or 38% for the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000. Net sales decreased due to changes in sales volume.

Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenues would be derived from changes in sales volumes. Gross profit for the six-month periods ended June 30, 2001 and 2000 amounted to $36,106 and $53,884, respectively. Gross profit decreased by approximately $17,778 or 49% during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000. The decrease in gross profit is a result of a decrease in net sales.

     General and administrative expenses during the six-month periods ended June 30, 2001 and 2000 were $21,140 and $23,362, respectively (a decrease of $2,222).
The slight decrease in general and administrative expenses during the six-month period ended June 30, 2001 were primarily due to the Company incurring less costs associated with its inventory acquisition and professional fees. Salary expenses during the six-month period ended June 30, 2001 were $19,803 compared to $31,911 during the six-month period ended June 30, 2000 (a decrease of $12,108). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     As a result of these factors, net loss during the six-month period ended June 30, 2001 increased as compared to the net loss during the six-month period ended June 30, 2000. Management believes that the increase in net loss during the six-month period ended June 30, 2001 as compared to the same period during 2000 is attributable primarily to a decrease in net sales. The Company's net losses during the six-month period ended June 30, 2001 were approximately ($4,837) compared to a net loss of approximately $1,389 during the six-month period ended June 30, 2000. The weighted average of common shares outstanding were 12,500,000 for the six-month periods ended June 30, 2001 and 2000, respectively.

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net losses for the three-month period ended June 30, 2001 were approximately $3,396 compared to a net loss of approximately $97 for the three-month period ended June 30, 2000.

     Net sales for the three-month periods ended June 30, 2001 and 2000 were $36,314 and $46,129, respectively. Net sales decreased by approximately $9,815 or 27% for the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. Net sales decreased due to changes in sales volumes. Gross profit for the three-month periods ended June 30, 2001 and 2000 amounted to $17,489 and $26,761, respectively. Gross profit decreased by approximately $9,272 or 53% during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. The decrease in gross profit is a result of a decrease in net sales.

     General and administrative expenses during the three-month periods ended June 30, 2001 and 2000 were $11,891 and $10,924, respectively (an increase of $967). The slight increase in general and administrative expenses during the three-month period ended June 30, 2001 were primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month period ended June 30, 2001 were $8,994 compared to $15,934 during the three-month period ended June 30, 2000 (a decrease of $6,940).

     As a result of these factors, net loss during the three-month period ended June 30, 2001 increased as compared to the net loss during the three-month period ended June 30, 2000. Management believes that the increase in net loss during the three-month period ended June 30, 2001 as compared to the same period during 2000 is attributable primarily to a decrease in net sales. The Company's net income (losses) during the three-month period ended June 30, 2001 were approximately ($3,396) compared to a net loss of approximately ($97) (an increase of $3,299 or 250%) during the three-month period ended June 30, 2000. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Six-Month Period Ended June 30, 2001

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

     The Company generated $36,106 and $54,527 in gross profit during the six-month periods ended June 30, 2001 and 2000, respectively.

     As of June 30, 2001, the Company's total assets were $27,071. The Company's assets consisted primarily of cash in the amount $13,016 and inventory in the amount of $14,055. As of June 30, 2001, the Company's total liabilities were $12,441. The Company's liabilities consisted primarily of accounts payable in the amount of $11,724 and accrued expenses in the amount of $717. As of June 30, 2001, the Company's total assets exceeded its total liabilities by $14,630.

     The Company's stockholders' equity decreased from $19,467 for fiscal year ended December 31, 2000 to $14,630 for the six-month period ended June 30, 2001.

     For the six-month period ended June 30, 2001, the net cash used by operating activities was $10,043 compared to net cash provided from operating activities of $1,655 for the six-month period ended June 30, 2000 (a decrease of $11,698). The main decrease in net cash was comprised of an accounts payable in the amount of $10,322 for the six-month period ended June 30, 2001.

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

                                            AUTEC ASSOCIATES, INC.

Dated: August 16, 2001                      By:  /s/  Arthur Garrison
                                                -----------------------
                                                      Arthur Garrison,
                                                      President/ Principal
                                                      Financial Officer