Form 10QSB/A
period 2001-03-31
AUTEC ASSOCIATES INC
filed 2001-08-31
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               AMENDMENT NO. 2 TO
                                   FORM 10-QSB


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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Class                                       Outstanding as of August 31, 2001
-----                                       ---------------------------------
Common Stock, no par value                            12,500,000

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

     d.   Estimates

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

     e.   Revenue Recognition

     The Company's sales are completed exclusively as cash-on-delivery. Therefore, revenue is recognized when the product is delivered and cash is received.

     f.   Provision for Taxes

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $26,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     g.   Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

     h.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various unique jewelry items. The Company's inventory consisted entirely of finished goods as of March 31, 2001 and December 31, 2000.

     i.   Recent Accounting Pronouncements

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

     i.   Recent Accounting Pronouncements (Continued)

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

     j.   Unaudited Financial Statements

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

                                                AUTEC ASSOCIATES, INC.


Dated: August 31, 2001                          By: /s/ Arthur Garrison
                                                -----------------------
                                                Arthur Garrison, President/
                                                Principal Financial Officer