Form 10QSB/A
period 2001-06-30
AUTEC ASSOCIATES INC
filed 2001-08-31
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

Class                                       Outstanding as of August 31, 2001
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

          f. Provision for Taxes

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

          h. Inventory

          Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various unique jewelry items. The Company's inventory consisted entirely of finished goods as of June 30, 2001 and December 31, 2000.

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