Form 10QSB
period 2001-09-30
AUTEC ASSOCIATES INC
filed 2001-11-13
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

         Yes  X       No
            -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 10, 2001
-----                                       -----------------------------------
Common Stock, no par value                              12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             AUTEC ASSOCIATES, INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                September 30, 2001



                                                                            Page
                                                                            ----

Balance Sheets                                                               3

Statements of Operations                                                     4

Statement of Stockholders' Equity                                            5

Statements of Cash Flows                                                     6

Notes to Financial Statements                                                7



                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets


                                                       September 30,    December 31,
                                                           2001            2000
                                                          -------        --------
                                                        (Unaudited)
CURRENT ASSETS

   Cash                                                   $  7,695       $ 23,059
   Inventory                                                15,115         20,145
                                                          --------       --------

     Total Current Assets                                   22,810         43,204
                                                          --------       --------

FIXED ASSETS, NET                                            2,357           --
                                                          --------       --------

     TOTAL ASSETS                                         $ 25,167       $ 43,204
                                                          ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                       $ 10,521       $ 22,046
   Accrued expenses                                            717          1,691
                                                          --------       --------

     Total Current Liabilities                              11,238         23,737
                                                          --------       --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding         20,100         20,100
   Additional paid-in capital                               27,186         24,298
   Accumulated deficit                                     (33,357)       (24,931)
                                                          --------       --------

     Total Stockholders' Equity                             13,929         19,467
                                                          --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 25,167       $ 43,204
                                                          ========       --------


   The accompanying notes are an integral part of these financial statements.



                                   AUTEC ASSOCIATES, INC.
                                  Statements of Operations
                                         (Unaudited)


                                 For the Three Months Ended      For the Nine Months Ended
                                       September 30,                   September  30,
                                ----------------------------    ----------------------------
                                    2001            2000            2001            2000
                                ------------    ------------    ------------    ------------
REVENUE

   Net sales                    $     24,298    $     59,354    $     96,108    $    158,224
   Cost of goods sold                 10,756          31,869          46,460          76,855
                                ------------    ------------    ------------    ------------

     Gross Profit                     13,542          27,485          49,648          81,369
                                ------------    ------------    ------------    ------------

EXPENSES

   General and administrative          7,927          26,931          29,067          49,753
   Salaries                            9,204          16,020          29,007          47,931
                                ------------    ------------    ------------    ------------

     Total Expenses                   17,131          42,951          58,074          97,684
                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                  (3,589)        (15,466)         (8,426)        (16,315)

INCOME TAXES                            --              --              --              --
                                ------------    ------------    ------------    ------------

NET LOSS                        $     (3,589)   $    (15,466)   $     (8,426)   $    (16,315)
                                ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,500,000      12,500,000      12,500,000      12,500,000
                                ============    ============    ============    ============



         The accompanying notes are an integral part of these financial statements.




                                AUTEC ASSOCIATES, INC.
                          Statements of Stockholders' Equity


                                           Common Stock        Additional
                                     -----------------------    Paid-in     Accumulated
                                       Shares       Amount      Capital       Deficit
                                     ----------   ----------   ----------   ----------

Balance, December 31, 1998           12,500,000   $   20,100   $   24,298   $  (10,582)

Net loss for the year ended
 December 31, 1999                         --           --           --         (9,181)
                                     ----------   ----------   ----------   ----------

Balance, December 31, 1999           12,500,000       20,100       24,298      (19,763)

Net loss for the year ended
 December 31, 2000                         --           --           --         (5,168)
                                     ----------   ----------   ----------   ----------

Balance December 31, 2000            12,500,000       20,100       24,298      (24,931)

Expense paid on behalf of Company          --           --          2,888         --

Net loss for the nine months ended
 September 30, 2001 (unaudited)            --           --           --         (8,426)
                                     ----------   ----------   ----------   ----------

Balance, September 30, 2001
(unaudited)                          12,500,000   $   20,100   $   27,186   $  (33,357)
                                     ==========   ==========   ==========   ==========



      The accompanying notes are an integral part of these financial statements.




                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows


                                                        For the Nine Months Ended
                                                               September 30,
                                                             2001        2000
                                                           ---------   --------
                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                $ (8,426)   $(16,315)
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                         5,030        --
     Increase (decrease) in accounts payable                (11,525)     22,181
     Increase (decrease) in accrued expenses                   (974)      4,601
                                                           --------    --------

       Net Cash Provided (Used) by Operating Activities     (15,895)     10,467
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for fixed assets                                (2,357)       --
                                                           --------    --------

     Net Cash Used by Investing Activities                   (2,357)       --
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                        2,888        --
                                                           --------    --------

     Net Cash Provided by Financing Activities                2,888        --
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH                             (15,364)     10,467

CASH AT BEGINNING OF PERIOD                                  23,059       7,301
                                                           --------    --------

CASH AT END OF PERIOD                                      $  7,695    $ 17,768
                                                           ========    ========

CASH PAID FOR:

   Interest                                                $   --      $   --
   Income taxes                                            $   --      $   --




   The accompanying notes are an integral part of these financial statements.

                                       6

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           September 30, 2001 and 2000


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net losses for the nine-month period ended September 30, 2001 were approximately $8,426 compared to a net loss of approximately $16,315 for the nine-month period ended September 30, 2000.

     Net sales for the nine-month periods ended September 30, 2001 and 2000 were $96,108 and $158,224, respectively. Net sales decreased by approximately $62,116 or 65% for the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000. Net sales decreased due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenues would be derived from changes in sales volumes. Gross profit for the nine-month periods ended September 30, 2001 and 2000 amounted to $49,648 and $81,369, respectively. Gross profit decreased by approximately $31,721 or 64% during the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000. The decrease in gross profit is a result of a decrease in net sales.

     General and administrative expenses during the nine-month periods ended September 30, 2001 and 2000 were $29,067 and $49,753, respectively (a decrease of $20,686). The decrease in general and administrative expenses during the nine-month period ended September 30, 2001 were primarily due to the Company incurring less costs associated with its inventory acquisition and professional fees. Salary expenses during the nine-month period ended September 30, 2001 were $29,007 compared to $47,931 during the nine-month period ended September 30, 2000 (a decrease of $18,924). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     As a result of these factors, net loss during the nine-month period ended September 30, 2001 decreased as compared to the net loss during the nine-month period ended September 30, 2000. Management believes that the decrease in net loss during the nine-month period ended September 30, 2001 as compared to the same period during 2000 is attributable primarily to a decrease in general and administrative and salary expenses. The Company's net losses during the nine-month period ended September 30, 2001 were approximately ($8,426) compared to a net loss of approximately ($16,315) during the nine-month period ended September 30, 2000. The weighted average of common shares outstanding were 12,500,000 for the nine-month periods ended September 30, 2001 and 2000, respectively.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net losses for the three-month period ended September 30, 2001 were approximately $3,589 compared to a net loss of approximately $15,466 for the three-month period ended September 30, 2000.

     Net sales for the three-month periods ended September 30, 2001 and 2000 were $24,298 and $59,354, respectively. Net sales decreased by approximately $35,056 or 144% for the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. Net sales decreased due to changes in sales volumes. Gross profit for the three-month periods ended September 30, 2001 and 2000 amounted to $13,542 and $27,485, respectively. Gross profit decreased by approximately $13,943 or 103% during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000. The decrease in gross profit is a result of a decrease in net sales.

     General and administrative expenses during the three-month periods ended September 30, 2001 and 2000 were $7,927 and $26,931, respectively (a decrease of $19,004). The decrease in general and administrative expenses during the three-month period ended September 30, 2001 were primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month period ended September 30, 2001 were $9,204 compared to $16,020 during the three-month period ended September 30, 2000 (a decrease of $6,816).

     As a result of these factors, net loss during the three-month period ended September 30, 2001 decreased as compared to the net loss during the three-month period ended September 30, 2000. Management believes that the decrease in net loss during the three-month period ended September 30, 2001 as compared to the same period during 2000 is attributable primarily to a decrease in general and administrative and salary expenses. The Company's net losses during the three-month period ended September 30, 2001 were approximately ($3,589) compared to a net loss of approximately ($15,466) (a decrease of $11,877 or 331%) during the three-month period ended September 30, 2000. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended September 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Nine-Month Period Ended September 30, 2001

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

     The Company generated $49,648 and $81,369 in gross profit during the nine-month periods ended September 30, 2001 and 2000, respectively.

     As of September 30, 2001, the Company's total assets were $25,167. The Company's assets consisted primarily of cash in the amount $7,695 and inventory in the amount of $15,115. As of September 30, 2001, the Company's total liabilities were $11,238. The Company's liabilities consisted primarily of accounts payable in the amount of $10,521 and accrued expenses in the amount of $717. As of September 30, 2001, the Company's total assets exceeded its total liabilities by $13,929.

     The Company's stockholders' equity decreased from $19,467 for fiscal year ended December 31, 2000 to $13,929 for the nine-month period ended September 30, 2001.

     For the nine-month period ended September 30, 2001, the net cash used by operating activities was $15,895 compared to net cash provided from operating activities of $10,467 for the nine-month period ended September 30, 2000. The main decrease in net cash was comprised of an accounts payable in the amount of $11,525 for the nine-month period ended September 30, 2001.

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

                                              AUTEC ASSOCIATES, INC.

Dated: November 12, 2001                      By: /s/ Arthur Garrison
                                              -----------------------
                                              Arthur Garrison,
                                              President/ Principal
                                              Financial Officer