Form 10KSB
period 2001-12-31
AUTEC ASSOCIATES INC
filed 2002-05-02
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-32375

                             AUTEC ASSOCIATES, INC.
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                                  65-0067192
(State or other jurisdiction of                                (I.R.S. Employer
incorporation of organization)                               Identification No.)

                             38 East Osceola Street
                              Stuart, Florida 34994
                    (Address of Principal Executive Offices)

                                 (561) 288-0666
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $169,911.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 31, 2001: $ -0-.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of April 24, 2002

Common Stock, no par value                 12,500,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

ITEM 7. FINANCIAL STATEMENTS

        BALANCE SHEET

        STATEMENTS OF OPERATIONS

        STATEMENTS OF CASH FLOWS

        STATEMENT OF STOCKHOLDERS' EQUITY

        NOTES TO FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF
        ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
        OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Organization

     Autec Associates, Inc. was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the "Company"). Since its inception in 1988, the Company has been engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company has manufactured and designed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments.

     The Company's principal executive offices are located at 38 East Osceola Street, Stuart, Florida 34994. Its telephone number is (561) 288-0666, its facsimile number is (561) 220-8132, and its e-mail address is autec@hotmail.com.

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

     Net sales for fiscal years ended December 31, 2001 and 2000 were $169,911 and $210,965, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2001 and 2000 of $9,904 and $5,168, respectively. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Products and Services

     Business Strategy

     Management of the Company believes that its business strategy is enabling the Company to become well-recognized and reputable for its creative and unique designs in the value-price, stone-set jewelry industry. Management believes that its business strategy has allowed the Company to leverage the expertise and customer base the Company has established in the southeastern United States market to potentially increase sales in the much larger markets of the United States. The Company's business strategy focuses on the following: (i) capitalize on the Company's manufacturing process; (ii) extend customer base and utilize non-traditional distribution lines such as the Internet; and (iii) develop and maintain a broad product mix. See "Item 1. Description of Business - Marketing".

     Jewelry

     The Company designs, manufactures, markets and repairs jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company designs and manufactures virtually all modern kinds of jewelry, including necklaces, earrings, rings, bracelets, and other ornaments, and markets these items principally as fashion accessories with an average sales price of approximately $200 per item.

     The Company primarily uses the diamond in its design and production of jewelry products because of its special optical properties. Its high refractive index, or light-bending ability, enables it to throw back almost all the light that enters a well-cut diamond. This gives rise to the diamond's brilliant luster. Second, the diamond exhibits strong dispersion, or the ability to separate the various colors of the spectrum. This causes the diamond to throw back the bright flashes of separate colors for which it is particularly noted. The Company typically purchases diamonds ranging from approximately $10,000 to $100,000 in value. Approximately ninety percent (90%) of the Company's capital available for purchase of precious gemstones is used to purchase diamonds.

     The Company employs the services of a third-generation goldsmith who designs the jewelry and sets precious stones. The Company intends to maintain a broad mix of its designed jewelry so that it can meet the varying needs of its customers. This enables the Company to supply each individual customer with a number of unique, creative and different styles of jewelry. The Company attempts to provide its customers with rings and other jewelry products that also incorporate traditional styles and designs. Additionally, the Company can create specially designed products in response to requests or pictures submitted to the Company by its customers. This variety and flexibility in the design and manufacture of the Company's jewelry allows the Company to meet a wide variety of jewelry needs. Management of the Company believes that the Company is recognized nationwide and throughout Canada for its innovation and high quality in the design and manufacture of jewelry products.

Manufacturing

     The initial step in the manufacture and design of jewelry requires the expertise and knowledge of a metallurgist. Metallurgy is the science and engineering of metals. The field can be divided into three areas: extractive metallurgy, physical metallurgy and manufacturing metallurgy. It is the manufacturing metallurgist who plays an important role in the design and manufacture of jewelry. Once the metal itself has been produced by the extractive metallurgist, and its behavior understood by the physical metallurgist, it can then be utilized by the manufacturing metallurgist to produce different forms of jewelry.

     Casting

     The Company employs a metallurgical supervisor who is primarily responsible for the casting and fabrication of the metals. The metallurgist produces components for jewelry in a number of ways. One of the oldest and most versatile methods of metal manufacturing that the Company utilizes is the casting process. In general, this method involved heating the metal until it melts. The liquid is then poured into a mold, usually formed from sand, metal or a ceramic, and is allowed to cool and solidify. A metal casting that reproduces the cavity in the mold is therefore produced. Complicated shapes, such as those employed by the Company in its design and manufacture of jewelry, may be virtually impossible to produce in any other manner.

     The Company generally utilizes four different methods of the casting process: sand casting, investment casting and centrifugal casting. Of the many types of molds employed in casting, various molding materials are used thus creating a pattern. The pattern is a composite of traits or features characteristic of the specific artistic or decorative design.

     In sand casting, the molding sand is placed in a two-part form and is packed around the pattern. When the sand is compacted sufficiently, the two parts are separated and the pattern is removed.

     Investment casting is an adaptation of the "lost-wax" process. It can be used to produce highly detailed precision components of jewelry. In investment casting, the pattern is melted out by heating the mold, or vaporizes as the molten metal is poured in. In the casting process employing the shell molding, the pattern is made of metal heated to a high temperature. When the molding material is packed around the heated pattern, the resin sets binding the mold into a thin shell that reproduces the pattern exactly.

     The last, centrifugal casting or "lost wax process", is the process the Company has refined thus developing and utilizing its unique casting process. This "lost wax process" generally involves utilization of a wax duplicate of the piece to be cast, which is placed in a semi-liquid mixture of plaster (flask). The flask is subsequently placed in an oven and baked for a ten hour period. During this time, the wax is melted out through an opening left in the flask and the plaster becomes solid. While still hot, the flask is placed in a centrifugal casting device, spun and molten metal is then introduced through the opening into the cavity left by the lost wax. Management believes that a certain disadvantage of the centrifugal casting involves the molten metal which is forced into the lost wax void and which thus typically compresses a certain amount of air or gas, thus forming and introducing into the casting porosity voids. A further disadvantage is that such process depends on the weight of the introduced hot metal to completely fill the lost wax void which may generally create varying densities. Therefore, the unique characteristic developed and utilized by the Company in the "lost wax process" subsequently involves setting the hot flask upright and manually pouring the molten metal into the cavity left by the lost wax while simultaneously utilizing and pulling a vacuum through the bottom of the flask, thus relieving any air or gas formed by the hot metal and ensuring consistent densities. It is with this unique characteristic and process that the Company can produce distinguishing cylindrical castings and other patterns with hollow cores.

     Management of the Company believes that its metallurgist has combined certain processes and developed a new and unique process for the casting and fabrication of metals, and that the process distinguishes the Company's creations and designs from others on the market. The casting process combines modern technology, mechanization and hand craftsmanship to produce unique, innovative and fashionable jewelry. Management of the Company believes that its casting process is therefore a superior process because of the simultaneous utilization of the centrifugal device and vacuum. Management believes that it thus obtains maximum benefits and eliminates the commonly found porosity voids and inconsistent densities. As a result, the developed process provides for the manufacture of high-quality rights, earrings, pendants and bracelets which are consistent in density with little or no porosity or voids. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled for sale.

Customers and Marketing

     Customers

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

     Gross profit for fiscal years ended December 31, 2001 and 2000 were $70,517 and $108,492, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2001 and 2000 of $9,904 and $5,168, respectively.

     Marketing Strategy

     The Company maintains a sales office in Stuart, Florida. The Company promotes its jewelry products to a wide range of customers via existing relationships, trade shows and product presentations. Management believes that the Company's manufacturing process allows the Company to provide its customers with uniquely designed jewelry competitively priced.

     Management emphasizes maintaining and building upon the Company's relationships with existing customers. The Company is currently creating a service which would allow the customer to "trade-up" the diamond or precious gemstone originally purchased from the Company for a diamond or precious gemstone of a larger size or higher quality. The Company would offset the purchase price of the upgraded diamond or precious gemstone with the original purchase price of the lower valued diamond or precious gemstone.

     Management of the Company is currently addressing and formulating a market strategy for the sale and distribution of its products. Management intends that a principal component of the Company's marketing strategy will involve the creation and establishment of a website on the Internet. The Company intends to create a diamond and precious gemstone database from which the consumer would potentially be able to select a diamond or gemstone of their choice. Such a data base would allow the consumer to interact with the webpage and provide the Company with the consumer's criteria for their respective selection, such as size, shape, color, clarity, and price range. The consumer would also be able to review all grading report data on diamonds and other precious gemstones that have been graded by laboratories such as European Gem Laboratories in Los Angeles, California ("EGL-LA"), European Gem Laboratories in New York, New York ("EGL-NY") and Gemlogical Institute of America in New York, New York ("GIA").

     Management further believes that creation and establishment of a webpage on the Internet would set the Company apart from the typical mass production and manufacturing of jewelry. The customer would be able to personally interact with the jeweler throughout the creation of his/her jewelry, which would ultimately result in a very unique and specialized product. The Company's design department is being expanded to feature unique and modern designs and, together with the website page, would provide the customer with a very different and individualized experience in the purchase of jewelry. The website pages would also include photographs of finished jewelry, design information and ordering information.

     The Company intends to market its jewelry products through the use of joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the Company's products, the Company intends to utilize several marketing approaches including advertising in trade publications, press releases and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows. Management intends to direct a significant portion of its marketing efforts toward further market penetration in the United States and Canada.

     The Company has established and maintains contacts with diamond cutting houses located in South Africa, Belgium, India, Israel and Russia. Management intends to work closely with representatives of these diamond cutting houses in order to acquire a large selection of high quality diamonds and other gemstones featuring various popular cuts and carat weights.

     The Company purchases its diamonds and other precious stones from such wholesalers at prices based on certain discounts suggested by Rapaport Report. Prices are generally set based upon the cost of the stone, materials, labor involved, and a general mark-up of approximately 50%.

Employees and Consultants

     As of the date of this Annual Report, the Company employs two persons on a full-time basis. One of the Company's directors devotes a substantial amount of his time to the business of the Company and is primarily responsible for all day-to-day operations of the Company. Any other services required by the Company are and/or will be provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act".

     The Company is not a party to any labor contract or collective bargaining agreement. The Company has experienced no significant labor stoppages in recent years, and management believes that such relations are satisfactory.

Patents, Licenses, Trademarks, Concessions and Royalty Agreements

     As of the date of this Annual Report, the Company has not obtained any patents, licenses, franchises, concessions or royalty agreements pertaining to its casting process. Although management of the Company believes that this casting process is proprietary and may be patentable, management does not intend to pursue registration or issuance of a patent on the casing process. Although management believes that there is no infringement by the Company on any existing patents, trade secrets or confidential information, there is no assurance that such legal proceedings might not be initiated against the Company. Furthermore, the Company will not have any right to bring a patent infringement action against a third party which uses or copies the casting process while manufacturing and designing jewelry that thus may be very similar to the jewelry manufactured and designed by the Company.

Govermental Regulatation

     The Company's operations may be subject to government regulation. Recent discoveries since the 1960s of diamond deposits in foreign countries, such as Russia and Israel, including the well known diamond deposits located in India, South Africa and Belgium, have exposed the diamond and precious stone industry to increased foreign government regulation regarding mining and production of diamonds. The exploration and mining of diamond deposits include laws and regulations with respect to safety and environmental concerns. In addition, because of the nature of the industry, many foreign countries have imposed regulations regarding the marketing of diamonds, which include laws focusing on increased security and black-markets. Such regulations and legislation, if increased or adversely changes by foreign governments, may adversely affect the availability, demand or price of diamonds and thus the Company's business operations.

Competition

     The manufacture and distribution of jewelry products is a highly competitive industry. The Company competes with major domestic and international companies, many of which have significantly greater financial, technical, marketing and human resources that the Company has. While management believes that the Company's manufacturing and design process provides the Company with a competitive edge in certain markets, the Company has not applied for a patent on the casting process. Therefore, other jewelry manufacturers may similarly develop production capabilities or better processes or develop other competitive advantages over the Company, thereby providing greater competition for the Company and materially affecting the Company's business prospects.

ITEM 2. DESCRIPTION OF PROPERTIES

     Except as described above, the Company does not own any other real estate or other properties. The Company leases office space in the United States. Its executive offices are located at 38 East Osceola Street, Stuart, Florida 34994. Management believes that the Company's offices and retail space are adequate for its reasonable foreseeable needs. The Company does not intend to acquire any properties.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of this Annual Report, management is not aware of any legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     As of the date of this Annual Report, the Company's Common Stock does not trade on any market. Management has filed an application pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, as amended (the "1934 Exchange Act") with the National Association of Securities Dealers, Inc. (the "NASD") for approval to commence trading the Company's shares of Common Stock on the OTC Bulletin Board. As of the date of this Annual Report, management believes that it will receive such approval by June 1, 2002.

     The markets for equity securities have been volatile and the price of the Company's Common Stock, when it commences trading, could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors. These factors can be expected to affect the market price of the Company's shares of Common Stock when the Company receives the approval by the NASD to trade the Company's shares of Common Stock on the OTC Bulletin.

     As of the date of this Annual Report, there are (i) subject to outstanding options or warrants to purchase, or securities convertible into shares of Common Stock, or (ii) being or have been proposed to be publicly offered by the Company.

Holders

     As of the date of this Annual Report, the 12,500,000 shares of Common Stock outstanding were held by approximately 33 holders of record worldwide, including approximately 30 holders of record in the United States.

Dividends

     The Board of Directors has never authorized or declared the payment of any dividends on the Company's Common Stock, and does not anticipate the declaration or payment of cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance operational expenses. Future dividend policies will be subject to the discretion of the Board of Directors and will be contingent upon, among other things, future earnings, the Company's financial condition, capital requirements, general business conditions, level of debt, and other relevant factors. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends in the foreseeable future.

Transfer Agent

     The transfer agent and registrar for the Company's Common Stock is Alpa Tech Securities, 929 Spiers Lane, Draper, Utah 84020.

Share Issuances

     To provide capital, the Company has sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements including, but not limited to, the following:

     (i) On June 30, 1989, the Company completed an offering under Section 4(2) of the Securities Act of 1933, as amended (the "1933 Securities Act"), pursuant to which it sold 100 shares of Common Stock at $0.00001 per share. The per share price of the offering was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of the Company. The Company issued shares of Common Stock to thirty investors. Of the thirty investors, two were "accredited" investors as that term is defined in Regulation D and twenty-eight were sophisticated investors. Each investor represented to the Company that he had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of an investment in the securities and that he was able to bear the economic risk and potential loss of his investment. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. There was no general solicitation or advertising in connection with the offer and sale of the securities.

     (ii) On October 31, 1998, the board of directors authorized a stock split of the Common Stock of the Company to be effected in the ratio of 105,000 shares for every one share outstanding. The officers issued and distributed to thirty (30) shareholders of record 105,000 shares of the Company's Common Stock for each of the 100 shares of Common Stock issued and outstanding so that immediately following such issuance there were 10,500,000 shares of Common Stock issued and outstanding.

     (iii) On December 31, 1998, the Company completed an offering in which it raised $20,000 under Rule 504 of Regulation D pursuant to which it sold 2,000,000 shares of Common Stock at $0.01 per share. The per share price of the offering was arbitrarily determined by the Board of Directors based upon potential future earnings, assets and net worth of the Company. The Company issued shares of Common Stock to three investors. Of the three investors, none were accredited investors as that term is defined under Regulation D and were sophisticated investors. Each sophisticated investor represented to the Company that he had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of an investment in the securities and that he was able to bear the economic risk and potential loss of his investment. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities. There was no general solicitation or advertising in connection with the offer and sale of the securities.

     As of the date of this Annual Report, the Company has 12,500,000 shares of its Common Stock issued and outstanding. Of the 12,500,000 of the Company's current outstanding shares of Common Stock, 2,000,000 shares are free trading. Accordingly, the holders may offer and sell these shares of Common Stock at such times and in such amounts as they may respectively determine in their sole discretion.

     When the Company's shares are registered for trading on the OTC Bulletin Board, the holders of free trading Common Stock in the capital of the Company may offer these shares of Common Stock through market transactions at prices prevailing in the OTC market or at negotiated prices which may be fixed or variable and which may differ substantially from OTC prices. The holders have not advised the Company that they anticipate paying any consideration, other than the usual and customary broker's commission, in connection with the sales of these free trading shares of Common Stock. The holders are acting independently of the Company making such decisions with respect to the timing, manner and size of each sale.

     Of the 12,500,000 of the Company's current outstanding shares of Common Stock, 10,500,000 shares are "restricted shares" as that term is defined in the Securities Act and the rules and regulations thereunder. To be eligible for sale in the public market, the holders must comply with Rule 144. In general, Rule 144 allows a person holding restricted shares for a period of at least one year to sell within any three month period that number of shares which does not exceed the greater of 1% of the Company's then outstanding shares or the average weekly trading volume of the shares during the four calendar weeks preceding such sale. Rule 144 also permits, under certain circumstances, sale of shares by a person who is not an affiliate of the Company and who has satisfied a two year holding period without any volume limitations, manner of sale provisions or current information requirements. As defined in Rule 144, an affiliate of an issuer is a person who, directly or indirectly, through one or more intermediaries, controls or is controlled by, or is under common control with, such issuer, and generally includes members of the Board of Directors. Sales pursuant to Rule 144 or otherwise, if in sufficient volume, could have a depressive effect on the market price of the Company's securities. Moreover, the possibility of such sales may have a depressive effect on market prices.

     To date, no subsequent sales of restricted shares of Common Stock have been made.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     This section should be read in conjunction with the Company's Financial Statements included herein. See "Item 7. Financial Statements".

General

     Since inception, the Company has focused primarily on the research, design and manufacture of its jewelry products, and generated little revenues. During prior fiscal years, the principals of the Company invested personal funds to support the developmental expenses of the Company.

     As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of its jewelry products to customers generally in the public. Additional revenues are generated by the Company through the repair of jewelry.

Results of Operation

     Fiscal Year Period Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

     The Company's net losses for fiscal year ended December 31, 2001 were approximately $9,904 compared to a net loss of approximately $5,168 for fiscal year ended December 31, 2000 (an increase of $4,736 or 92%).

     Net sales for fiscal years ended December 31, 2001 and 2000 were $169,911 and $210,965, respectively. Net sales decreased by approximately $41,054 or 24% for fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000. The decrease in net sales during fiscal year ended December 31, 2001 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for fiscal years ended December 31, 2001 and 2000 amounted to $70,517 and $108,492, respectively, or a net decrease of $37,975. The decrease in gross profit is a result of a decrease in net sales.

     Total operating expenses of $80,421 were incurred during fiscal year ended December 31, 2001 as compared to total operating expenses of $113,660 incurred during fiscal year ended December 31, 2000 (a decrease of $31,239 or 42%). Operating expenses consisted of general and administrative expenses and salary expenses. General and administrative expenses during fiscal years ended December 31, 2001 and 2000 were $42,210 and $49,752, respectively (a decrease of $4,542).
The decrease in general and administrative expenses during fiscal year ended December 31, 2001 were primarily due to the Company incurring less costs associated with its inventory acquisition and professional fees. Salary expenses during fiscal years ended December 31, 2001 and 2000 were $38,211 and $63,908, respectively (a decrease of $25,697). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Although operating expenses decreased during fiscal year ended December 31, 2001, net loss during fiscal year ended December 31, 2001 increased as compared to net loss during fiscal year ended December 31, 2000 primarily due to the decrease in net sales and gross profit. The Company's net losses during fiscal year ended December 31, 2001 were approximately ($9,904) compared to a net loss of approximately ($5,168) during fiscal year ended December 31, 2000. The weighted average of common shares outstanding were 12,500,000 for fiscal years ended December 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

     Fiscal Year Ended December 31, 2001

     The Company has only recently generated sufficient cash flow to partially fund its operations and activities. The Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products,
(ii) increase the number of customers and expand into additional markets, (iii) control inventory costs; and (iv) increase the manufacture rate. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its jewelry products and to raise additional capital. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company generated $70,517 and $108,492 in gross profit during fiscal years ended December 31, 2001 and 2000, respectively.

     As of December 31, 2001, the Company's total assets were $58,354. The Company's assets consisted primarily of cash in the amount of $43,947 and inventory in the amount of $12,160. As of December 31, 2001, the Company's total liabilities were $42,579. The Company's liabilities consisted primarily of accounts payable in the amount of $40,791 and accrued expenses in the amount of $1,788. As of December 31, 2001, the Company's total assets exceeded its total liabilities by $16,595.

     The Company's stockholders' equity decreased from $19,467 for fiscal year ended December 31, 2000 to $15,775 for fiscal year ended December 31, 2001.

     For fiscal year ended December 31, 2001, the net cash provided by operating activities was $17,173 compared to net cash provided by operating activities of $15,758 for fiscal year ended December 31, 2000 (an increase of $1,415). The main increase in net cash was comprised of a decrease in accounts payable in the amount of $3,301 from $22,046 during fiscal year ended December 31, 2000 to $18,745 for fiscal year ended December 31, 2001.

     During fiscal year ended December 31, 2001, net cash used by investing activities was $2,497 compared to $-0- during fiscal year ended December 31, 2000, which relates to cash paid for fixed assets.

     The Company increased its net cash provided by financing activities for fiscal year ended December 31, 2001 to $6,212 compared to $-0- for fiscal year ended December 31, 2000. The major component was consisted of contributed capital.

Material Commitments/Funding

     As of the date of this Annual Report, the Company does not have any material commitments for fiscal year 2002.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $200,000 of financing designed to fund the general business operations. As of the date of this Annual Report, the Company does not have any material commitments nor does management anticipate any material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $200,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to revenues generated from the sale of the Company's jewelry products, or pursuant to public or private offerings of its debt or equity securities, or future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

     From the date of this Annual Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to generate revenues or obtain advances from certain investors and related parties. In the event the Company is unable to generate such cash, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets.

     The Company does not own any plant and/or equipment. Management does not anticipate any purchases of plant and/or significant equipment.

Audit Committee

     As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the board of directors.

     The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

     Audit Fees

     As of the date of this Annual Report, the Company has incurred $5,285 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2001. For fiscal year ended December 31, 2001, the Company incurred $3,980 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Contents".

Contents

     Independent Auditor's Report dated April 12, 2002.
     Balance Sheets for fiscal year ended December 31, 2001.
     Statements of Operations for fiscal years ended December 31, 2001 and
        December 31, 2000.
     Statements of Cash Flows for fiscal years ended December 31, 2001 and
        December 31, 2000.
     Statements of Stockholders' Equity for years ended December 31, 1998 through fiscal year ended December 31, 2001.
     Notes to Financial Statements for December 31, 2001 and 2000.

                             AUTEC ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2001




                                 C O N T E N T S


Independent Auditors' Report................................................ F-2

Balance Sheet............................................................... F-3

Statements of Operations.................................................... F-4

Statements of Stockholders' Equity.......................................... F-5

Statements of Cash Flows.................................................... F-6

Notes to the Financial Statements........................................... F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Autec Associates, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of Autec Associates, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autec Associates, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ HJ & Associates LLC
-----------------------
HJ & Associates, LLC
Salt Lake City, Utah
April 12, 2002

                             AUTEC ASSOCIATES, INC.
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2001
                                                                      --------

CURRENT ASSETS

   Cash (Note 1)                                                      $ 43,947
   Inventory (Note 1)                                                   12,160
                                                                      --------

     Total Current Assets                                               56,107
                                                                      --------

PROPERTY AND EQUIPMENT (NOTE 1)

   Furniture and fixtures                                                2,497
   Less - accumulated depreciation                                        (250)
                                                                      --------

     Total Property and Equipment                                        2,247
                                                                      --------

     TOTAL ASSETS                                                     $ 58,354
                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                   $ 40,791
   Accrued expenses                                                      1,788
                                                                      --------

     Total Current Liabilities                                          42,579
                                                                      --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par value,
    12,500,000 shares issued and outstanding                            20,100
   Additional paid-in capital                                           30,510
   Accumulated deficit                                                 (34,835)
                                                                      --------

     Total Stockholders' Equity                                         15,775
                                                                      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 58,354
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                            Statements of Operations


                                                     For the Years Ended
                                                         December 31,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------
REVENUE

   Net sales                                   $    169,911        $    210,965
   Cost of goods sold                                99,394             102,473
                                               ------------        ------------

     Gross Profit                                    70,517             108,492
                                               ------------        ------------

EXPENSES

   General and administrative                        42,210              49,752
   Salaries                                          38,211              63,908
                                               ------------        ------------

     Total Expenses                                  80,421             113,660
                                               ------------        ------------

LOSS FROM OPERATIONS                                 (9,904)             (5,168)
                                               ------------        ------------

INCOME TAXES                                           --                  --
                                               ------------        ------------

NET LOSS                                       $     (9,904)       $     (5,168)
                                               ============        ============

BASIC LOSS PER SHARE                           $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              12,500,000          12,500,000
                                               ============        ============


   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                       Statements of Stockholders' Equity



                                   Common Stock         Additional
                              -----------------------    Paid-In     Accumulated
                                Shares       Amount      Capital       Deficit
                              ----------   ----------   ----------   ----------

Balance, December 31, 1998    12,500,000   $   20,100   $   24,298   $  (10,582)

Net loss for the year ended
   December 31, 1999                --           --           --         (9,181)
                              ----------   ----------   ----------   ----------

Balance, December 31, 1999    12,500,000       20,100       24,298      (19,763)

Net loss for the year ended
   December 31, 2000                --           --           --         (5,168)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2000    12,500,000   $   20,100   $   24,298   $  (24,931)

Contributed capital                 --           --          6,212         --

Net loss for the year ended
   December 31, 2001                --           --           --         (9,084)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2001    12,500,000   $   20,100   $   30,510   $  (34,015)
                              ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                                   AUTEC ASSOCIATES, INC.
                                  Statements of Cash Flows


                                                                         For the Years Ended
                                                                             December 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                              $ (9,904)   $ (5,168)

   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                             250        --
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                       7,985      (1,175)
     Increase (decrease) in accounts payable                               18,745      22,046
     Increase (decrease) in accrued expenses                                   97          55
                                                                         --------    --------

       Net Cash Provided (Used) by Operating Activities                    17,173      15,758
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --          --
                                                                         --------    --------

   Cash paid for fixed assets                                              (2,497)       --
                                                                         --------    --------

       Net Cash Used by Investing Activities                               (2,497)       --
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES                                         --          --
                                                                         --------    --------

   Contributed capital                                                      6,212        --
                                                                         --------    --------

       Net Cash Provided by Financing Activities                            6,212        --
                                                                         --------    --------

NET INCREASE (DECREASE) IN CASH                                            20,888      15,758

CASH AT BEGINNING OF PERIOD                                                23,059       7,301
                                                                         --------    --------

CASH AT END OF PERIOD                                                    $ 43,947    $ 23,059
                                                                         ========    ========

CASH PAID FOR:

   Interest                                                              $   --      $   --
   Income taxes                                                          $   --      $   --


         The accompanying notes are an integral part of these financial statements.

                                             F-6

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


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

                                              For the Years Ended
                                                  December 31,
                                          ----------------------------
                                              2001            2000
                                          ------------    ------------

         Numerator - loss                 $     (9,084)   $     (5,168)
         Denominator - weighted average
           number of shares outstanding     12,500,000      12,500,000
                                          ------------    ------------

         Loss per share                   $      (0.00)   $      (0.00)
                                          ============    ============


     There are no dilutive equity instruments issued and outstanding at December 31, 2001.

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

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f.   Revenue Recognition

     The Company's sales are completed exclusively as cash-on-delivery. Therefore, revenue is recognized when the product is delivered and cash is received.

     g.   Income Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $34,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                  For the Years Ended
                                                      December 31,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------


           Income tax benefit at statutory rate   $ 3,452    $ 1,964
           Change in valuation allowance           (3,452)    (1,964)
                                                  -------    -------

                                                  $  --      $  --
                                                  =======    =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                     December 31,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------

          Income tax benefit at statutory rate   $ 12,926    $  9,474
          Change in valuation allowance           (12,926)     (9,474)
                                                 --------    --------

                                                 $   --      $   --
                                                 ========    ========


     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     h.   Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of various jewelry items.

     j.   Recent Accounting Pronouncements

     During the years ended September 30, 2001, and 2000, the Company adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.), FASB Statement No. 141, "Business Combinations," FASB Statement No. 142, "Goodwill and Other Intangible Assets," FASB Statement No. 143, "Accounting for Asset Retirement Obligations," FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)." The effect of these adopted provisions on the Company's financial statements was not significant.

     k.   Property and Equipment

     Property and equipment are stated at cost. At December 31, 2001, property and equipment consists exclusively of furniture and fixtures. Depreciation is computed using the straight-line method over a seven-year useful life.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Since November 1, 2000 and to date, the Company's principal independent accountant has been HJ & Associates, LLC ("HJ"). The Company has not engaged the services of any principal independent accountant other than HJ, and there has never been a change in the Company's principal independent accountant.

     During the period of HJ's engagement, there have been no disagreements with HJ which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ, would have caused HJ to make reference to the subject matter of the disagreements in connection with its audit report on the Company's financial statements. HJ, as the Company's principal independent accountant, has not provided an adverse opinion or disclaimer of opinion to the Company's financial statements nor modified its opinion as to uncertainty, audit scope or accounting principles.

     The Company's principal independent accountant from November 2000 to the current date is HJ & Associates, LLC, 50 South Main Street, Suite 1450, Salt Lake City, Utah 84114.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

Name                           Age          Position with the Company
----                           ---          -------------------------

Arthur Garrison                63           Director and President

Luther Jeffries                69           Director and Secretary/Treasurer

     Arthur Garrison is one of the founders of the Company and has served as a director and president since its inception. Mr. Garrison studied art at the Flager Museum School In West Palm Beach, Florida. At the age of 13, Mr. Garrison began his apprentice training for goldsmithing and jewelry manufacturing under this grandfather and father in New Orleans, Louisiana. At the age of 19, Mr. Garrison entered the Marine Corp. and served four years with an Honorable Discharge. Other the past thirty years, Mr. Garrison served as a shop foreman at Jewel Master Corp. in Philadelphia, Pennsylvania, where he designed jewelry and set precious stones for Harry Winstons, New York City. He has also been self-employed within the jewelry industry. Mr. Garrison's recent activities have involved founding the Company. He also serves on the board of directors of Diamond Brokers Ltd. in Nassau, Bahamas.

     Luther Jeffries is one of the founders of the Company and has served as a director and the secretary/treasurer since its inception. Mr. Jeffries studied at Ohio State University, the Army Engineers School at Fort Belvoir, Virginia, and the University of Alaska receiving degrees in engineering and finance. Over the past thirty years, Mr. Jeffries served as chief executive officer of many companies, most notably the General Nuclear Corp. in Houston, Texas. Others included Cumberland Research Corp. in Port Norris, New Jersey, and Eastern Testing Laboratories in Pennsauken, New Jersey. Mr. Jeffries also served as a consultant to many governmental entities and private companies, including the U.S. Department of Commerce, the U.S. Atomic Energy Commission, the Commonwealth of the Bahamas, the British American Tobacco Company, and to three successive governors of the State of New Jersey. Mr. Jeffries developed and patented a device for determining the exact location of kilcuries gamma sources. He is a member of several societies, including the Society of Naval Architects & Marine Engineers, the American Society for Metals, the American Society for Quality Control and the American Society for Technology. Mr. Jeffries has authored several papers, including "Interaction of Politics and the Seafood Industry" for the World Marticulture Society, "Because of the Thresher" for the American Society for Quality Control, and "A Reconciliation of the Results of Radiographic and Ultrasonic Inspection of High Yield Steels" for the U.S. Bureau of Ships.

     As of the date of this Annual Report, no family relationships exist among the named directors. No arrangement or understanding exists between any such director or officer and any other persons pursuant to which any director or executive officer was elected as a director or executive officer of the Company. The directors of the Company are elected annually and serve until their successors take office or until their death, resignation or removal. The executive officers serve at the pleasure of the Board of Directors of the Company.

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Executive Compensation

     As of the date of this Annual Report, directors and officers of the Company do not receive compensation for their respective roles as directors or officers. Officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. As of the date of this Annual Report, neither Messrs. Garrison nor Jeffries have received any compensation, either directly or indirectly, for their services as directors and executive officers of the Company. Executive compensation is subject to change concurrent with Company requirements.

     Mr. Garrison, however, has earned compensation pursuant to services performed on behalf of the Company relating to the manufacture and marketing of the Company's products, as reflected below. As of the date of this Annual Report, neither Mr. Garrison nor Mr. Jeffries has earned compensation that remains unpaid.

     Summary Compensation Table

                             Annual Compensation        Awards        Payouts
                           ----------------------     ----------      -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----
                                                  (1)
Arthur Garrison     1999     0        0     $35,300   0       0      0      0
Pres./Director      2000     0        0     $37,740   0       0      0      0
                    2001     0        0     $ 2,600   0       0      0      0

Luther Jeffries     1999     0        0         0     0       0      0      0
Director/Secretary  2000     0        0         0     0       0      0      0
                    2001     0        0         0     0       0      0      0

     (1) Annual compensation based on fiscal years ended December 31, 2001, 2000 and 1999, respectively, and paid by the Company according to actual time and services performed relating to the manufacture and marketing of the Company's products.

     No stock option plan has been approved or adopted by the board of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
Title of Class     Name and Address             Amount and Nature     Percent
                   of Beneficial Owner               of Class         of Class
--------------------------------------------------------------------------------
                                                             (1)
Common Stock        Arthur Garrison                  2,310,000          18.5%
                    38 E. Osceola Street
                    Stuart, Florida 34994
                                                             (1)
Common Stock        Luther Jeffries                  2,310,000          18.5%
                    38 E. Osceola Street
                    Stuart, Florida 34994

Common Stock        Officers/directors as a          4,620,000          37.0%
                    group (2 persons)
--------------------------------------------------------------------------------
(1)
  These are restricted shares of Common Stock. Share ownership also includes any rights to acquire shares of Common Stock within sixty days from the date of this Annual Report from options, warrants, rights, conversion privileges or similar obligations. As of the date of this Annual Report, no such rights exist for either individual.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of the date of this Annual Report, the Company has not entered into any other contractual arrangements with related parties. The board of directors of the Company has not adopted or approved any policy regarding possible future transactions with related third parties.

     Mr. Jeffries is not engaged in other businesses, either individually or through partnerships and corporations in which he may have an interest, hold an office or serve on the boards of directors. Mr. Garrison, however, does serve on the board of directors of Diamond Brokers Ltd. in Nassau. Mr. Garrison does not hold any equity interest in Diamond Brokers Ltd. The directors of the Company, Messrs. Garrison and Jeffries, may in the future have other business interests to which they may devote a minor portion of their time. Certain conflicts of interest, therefore, may arise in the future between the Company and its directors. Such conflicts can be resolved through the exercise by Messrs. Garrison and Jeffries of judgment consistent with their fiduciary duties to the Company. Messrs. Garrison and Jeffries intend to resolve any such conflicts in the best interests of the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          None.

     (b)  Reports.

          None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AUTEC ASSOCIATES, INC.


Dated: April 24, 2002                    By: /s/ Arthur Garrison
                                         ------------------------
                                         Arthur Garrison, President