Form 10KSB/A
period 2001-12-31
AUTEC ASSOCIATES INC
filed 2002-05-06
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       to
                                   FORM 10-KSB

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

                             AUTEC ASSOCIATES, INC.
                       Statements of Stockholders' Equity



                                   Common Stock         Additional
                              -----------------------    Paid-In     Accumulated
                                Shares       Amount      Capital       Deficit
                              ----------   ----------   ----------   ----------

Balance, December 31, 1999    12,500,000   $   20,100   $   24,298   $  (19,763)

Net loss for the year ended
   December 31, 2000                --           --           --         (5,168)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2000    12,500,000   $   20,100   $   24,298   $  (24,931)

Contributed capital                 --           --          6,212         --

Net loss for the year ended
   December 31, 2001                --           --           --         (9,084)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2001    12,500,000   $   20,100   $   30,510   $  (34,015)
                              ==========   ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.



                                   AUTEC ASSOCIATES, INC.
                                  Statements of Cash Flows


                                                                         For the Years Ended
                                                                             December 31,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                              $ (9,904)   $ (5,168)

   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                             250        --
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                                       7,985      (1,175)
     Increase (decrease) in accounts payable                               18,745      22,046
     Increase (decrease) in accrued expenses                                   97          55
                                                                         --------    --------

       Net Cash Provided (Used) by Operating Activities                    17,173      15,758
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                                         --          --
                                                                         --------    --------

   Cash paid for fixed assets                                              (2,497)       --
                                                                         --------    --------

       Net Cash Used by Investing Activities                               (2,497)       --
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES                                         --          --
                                                                         --------    --------

   Contributed capital                                                      6,212        --
                                                                         --------    --------

       Net Cash Provided by Financing Activities                            6,212        --
                                                                         --------    --------

NET INCREASE IN CASH                                                       20,888      15,758

CASH AT BEGINNING OF PERIOD                                                23,059       7,301
                                                                         --------    --------

CASH AT END OF PERIOD                                                    $ 43,947    $ 23,059
                                                                         ========    ========

CASH PAID FOR:

   Interest                                                              $   --      $   --
   Income taxes                                                          $   --      $   --


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

     f.   Income Taxes

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $35,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

     The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                  For the Years Ended
                                                      December 31,
                                                  ------------------
                                                    2001       2000
                                                  -------    -------


           Income tax benefit at statutory rate   $ 3,764    $ 1,964
           Change in valuation allowance           (3,764)    (1,964)
                                                  -------    -------

                                                  $  --      $  --
                                                  =======    =======

     Deferred tax assets (liabilities) are comprised of the following:

                                                 For the Years Ended
                                                     December 31,
                                                 --------------------
                                                   2001        2000
                                                 --------    --------

          Income tax benefit at statutory rate   $ 13,238    $  9,474
          Change in valuation allowance           (13,238)     (9,474)
                                                 --------    --------

                                                 $   --      $   --
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

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     h.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists of finished goods which are various jewelry items.

     i.   Recent Accounting Pronouncements

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

     j.   Property and Equipment

     Property and equipment are stated at cost. At December 31, 2001, property and equipment consists exclusively of furniture and fixtures. Depreciation is computed using the straight-line method over a seven-year useful life.

NOTE 2 - EQUITY TRANSACTIONS

     During 2001, a shareholder of the Company contributed $6,212 to the Company by paying expenses for the Company.

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