Form 10QSB
period 2002-03-31
AUTEC ASSOCIATES INC
filed 2002-05-15
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Class                                       Outstanding as of May 13, 2002
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

PART 1.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                             AUTEC ASSOCIATES, INC.
                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 2002



                                                                          Page
                                                                          ----

Balance Sheets                                                              2

Statements of Operations                                                    3

Statement of Stockholders' Equity                                           4

Statements of Cash Flows                                                    5

Notes to Financial Statements                                               6



                              AUTEC ASSOCIATES, INC.
                                  Balance Sheets



                                                           March 31,     December 31,
                                                             2002           2001
                                                           --------       --------
                                                         (Unaudited)

CURRENT ASSETS
   Cash                                                    $ 17,016       $ 43,947
   Inventory                                                 12,160         12,160
                                                           --------       --------

     Total Current Assets                                    29,176         56,107
                                                           --------       --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                     2,497          2,497
   Less - accumulated depreciation                             (375)          (250)
                                                           --------       --------

     Total Property and Equipment                             2,122          2,247
                                                           --------       --------

     TOTAL ASSETS                                          $ 31,298       $ 58,354
                                                           ========       ========


                       LIABILITIES AND STOCKHOLDERS" EQUITY
                       ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                        $ 10,532       $ 40,791
   Accrued expenses                                           1,736          1,788
                                                           --------       --------

     Total Current Liabilities                               12,268         42,579
                                                           --------       --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding          20,100         20,100
   Additional paid-in capital                                30,510         30,510
   Accumulated deficit                                      (31,580)       (34,835)
                                                           --------       --------

     Total Stockholders' Equity                              19,030         15,775
                                                           --------       --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 31,298       $ 58,354
                                                           ========       ========


                      The accompanying notes are an integral
                        part of these financial statements



                             AUTEC ASSOCIATES, INC.
                            Statements of Operations
                                   (Unaudited)



                                                   For the Three Months Ended
                                                           March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------

REVENUE

   Net sales                                    $     33,529       $     35,496
   Cost of goods sold                                  9,031             16,879
                                                ------------       ------------

     Gross Profit                                     24,498             18,617
                                                ------------       ------------

EXPENSES

   General and administrative                         12,003              9,249
   Salaries                                            9,240             10,809
                                                ------------       ------------

     Total Expenses                                   21,243             20,058
                                                ------------       ------------

INCOME (LOSS) FROM OPERATIONS                          3,255             (1,441)

INCOME TAXES                                            --                 --
                                                ------------       ------------

NET INCOME (LOSS)                               $      3,255       $     (1,441)
                                                ============       ============

BASIC INCOME (LOSS) PER SHARE                   $       0.00       $      (0.00)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               12,500,000         12,500,000
                                                ============       ============


                     The accompanying notes are an integral
                       part of these financial statements



                                 AUTEC ASSOCIATES, INC.
                           Statements of Stockholders' Equity



                                            Common Stock        Additional
                                      -----------------------    Paid-In    Accumulated
                                        Shares       Amount      Capital       Deficit
                                      ----------   ----------   ----------   ----------

Balance December 31, 2000             12,500,000   $   20,100   $   24,298   $  (24,931)

Contributed capital                         --           --          6,212         --

Net loss for the year ended
 December 31, 2001                          --           --           --         (9,904)
                                      ----------   ----------   ----------   ----------

Balance, December 31, 2001            12,500,000       20,100       30,510      (34,835)

Net income for the three months
 ended March 31, 2002 (unaudited)           --           --           --          3,255
                                      ----------   ----------   ----------   ----------

Balance, March 31, 2002 (unaudited)   12,500,000   $   20,100   $   30,510   $  (31,580)
                                      ==========   ==========   ==========   ==========


                         The accompanying notes are an integral
                           part of these financial statements



                                 AUTEC ASSOCIATES, INC.
                                Statements of Cash Flows
                                       (Unaudited)


                                                              For the Three Months Ended
                                                                        March 31,
                                                                 --------------------
                                                                   2002        2001
                                                                 --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $  3,255    $ (1,441)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation                                                     125        --
   Changes in operating assets and liabilities:
     Decrease in inventory                                           --         2,900
     Decrease in accounts payable                                 (30,259)    (13,210)
     Decrease in accrued expenses                                     (52)       (739)
                                                                 --------    --------

       Net Cash (Used) by Operating Activities                    (26,931)    (12,490)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --          --
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES                                 --          --
                                                                 --------    --------

NET (DECREASE) IN CASH                                            (26,931)    (12,490)

CASH AT BEGINNING OF PERIOD                                        43,947      23,059
                                                                 --------    --------

CASH AT END OF PERIOD                                            $ 17,016    $ 10,569
                                                                 ========    ========

CASH PAID FOR:

   Interest                                                      $   --      $   --
   Income taxes                                                  $   --      $   --


                         The accompanying notes are an integral
                           part of these financial statements

                                           5

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             March 31, 2002 and 2001


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company"s most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     Net sales for fiscal year ended December 31, 2001 and the three-month period ended March 31, 2002 were $210,965 and $33,529, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized net income for the three-month period ended March 31, 2002 of $3,255 compared to a net loss of $5,168 realized for fiscal year ended December 31, 2001.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company realized net income of $3,255 for the three-month period ended March 31, 2002 compared to a net loss of approximately $1,441 for the three-month period ended March 31, 2001 (an increase of $1,814).

     Net sales for the three-month periods ended March 31, 2002 and 2001 were $33,529 and $35,496, respectively. Net sales decreased by approximately $1,967 or 6% for the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001. The decrease in net sales during the three-month period ended March 31, 2002 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for the three-month periods ended March 31, 2002 and 2001 amounted to $24,498 and $18,617, respectively (a net increase of $5,881 or 32%). Although net sales decreased during the three-month period ended March 31, 2002, the increase in gross profit is a result of a decrease in cost of goods sold from $16,879 incurred during the three-month period ended March 31, 2001 to $9,031 incurred during the three-month period ended March 31, 2002.

     Total operating expenses of $21,243 were incurred during the three-month period ended March 31, 2002 as compared to total operating expenses of $20,058 incurred during the three-month period ended March 31, 2001 (an increase of $1,185 or 6%). Operating expenses consisted of general and administrative expenses and salary expenses. General and administrative expenses during the three-month periods ended March 31, 2002 and 2001 were $12,003 and $9,249, respectively (an increase of $2,754). The increase in general and administrative expenses during the three-month period ended March 31, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month periods ended March 31, 2002 and 2001 were $9,240 and $10,809, respectively (a decrease of $1,569).
General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Although operating expenses increased during the three-month period ended March 31, 2002, the Company realized net income during the three-month period ended March 31, 2002 as compared to a net loss realized during the three-month period ended March 31, 2001. This was primarily due to the decrease in cost of goods sold. The Company's net income during the three-month period ended March 31, 2002 was approximately $3,255 compared to a net loss of approximately ($1,441) during the three-month period ended March 31, 2001. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

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

     The Company generated $24,498 and $70,517 in gross profit during the three-month period ended March 31, 2002 and the fiscal year ended December 31, 2001, respectively.

     As of March 31, 2002, the Company's current assets were $29,176 and its current liabilities were $12,268, which resulted in a working capital surplus of $16,908. As of the three-month period ended March 31, 2002, the Company's total assets were $31,298 compared to total assets of $58,354 for fiscal year ended December 31, 2001. This decrease in total assets from fiscal year ended 2001 was due primarily to a decrease in cash.

     As of the three-month period ended March 31, 2002, the Company's total liabilities were $12,268 compared to total liabilities of $42,579 for fiscal year ended December 31, 2001. This decrease in liabilities from fiscal year ended 2001 was due primarily to a decrease in accounts due and owing by the Company to $10,532 as of the three-month period ended March 31, 2002 from $40,791 as of fiscal year ended December 31, 2001.

     As of March 31, 2002, the Company's total assets exceeded its total liabilities by $19,030.

     The Company's stockholders' equity increased from $15,775 for fiscal year ended December 31, 2001 to $19,030 for the three-month period ended March 31, 2002.

     For the three-month period ended March 31, 2002, the net cash used by operating activities was $26,931 compared to net cash used by operating activities of $12,490 for the three-month period ended March 31, 2001 (an increase of $14,441). During the three-month period ended March 31, 2002, net cash used by operating activities was comprised mainly of $3,255 in net income and $30,259 in accounts payable as compared to a net loss of $1,441 and $13,210 in accounts payable during the three-month period ended March 31, 2001.

     During the three-month periods ended March 31, 2002 and 2001, cash flows from investing activities was $-0-, respectively. During the three-month periods ended March 31, 2002 and 2001, cash flows from financing activities was $-0-, respectively.

MATERIAL COMMITMENTS/FUNDING

     As of the date of this Quarterly Report, the Company does not have any material commitments for fiscal year 2002.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $200,000 of financing designed to fund the general business operations. As of the date of this Quarterly Report, the Company does not have any material commitments nor does management anticipate any material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $200,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to revenues generated from the sale of the Company's jewelry products, or pursuant to public or private offerings of its debt or equity securities, or future advancements. The Company may not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

     From the date of this Quarterly Report, management believes that the Company can satisfy its cash requirements for approximately the next six months based on its ability to generate revenues or obtain advances from certain investors and related parties. In the event the Company is unable to generate such cash, management believes that the Company can satisfy its cash requirements for approximately the next three months from its liquid assets.

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

                                            AUTEC ASSOCIATES, INC.

Dated: May 13, 2002                         By: /s/ Arthur Garrison
                                            -----------------------
                                            Arthur Garrison,
                                            President/ Principal
                                            Financial Officer