Form 10QSB
period 2002-06-30
AUTEC ASSOCIATES INC
filed 2002-08-14
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

         Yes  X       No
            -----       -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 12, 2002
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                                 3

         BALANCE SHEETS                                                       3

         INTERIM STATEMENTS OF OPERATIONS                                     4

         INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY                           5

         INTERIM STATEMENTS OF CASH FLOWS                                     6

         NOTES TO INTERIM FINANCIAL STATEMENTS                                7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 5.  OTHER INFORMATION                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    12

SIGNATURES                                                                   12


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              AUTEC ASSOCIATES INC.
                         (A DEVELOPMENTAL STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (Unaudited)


                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets

                                                           June 30,  December 31,
                                                             2002        2001
                                                           --------    --------
                                                         (Unaudited)
CURRENT ASSETS

   Cash                                                    $  7,479    $ 43,947
   Inventory                                                 10,140      12,160
                                                           --------    --------

     Total Current Assets                                    17,619      56,107
                                                           --------    --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                     2,497       2,497
   Loss- accumulated depreciation                              (500)       (250)
                                                           --------    --------

     Total Property and Equipment                             1,997       2,247
                                                           --------    --------

     TOTAL ASSETS                                          $ 19,616    $ 58,354
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                        $ 17,995    $ 40,791
   Accrued expenses                                             689       1,788
                                                           --------    --------

     Total Current Liabilities                               18,684      42,579
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding          20,100      20,100
   Additional paid-in capital                                30,510      30,510
   Accumulated deficit                                      (49,678)    (34,835)
                                                           --------    --------

     Total Stockholders' Equity                                 932      15,775
                                                           --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 19,616    $ 58,354
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.



                                   AUTEC ASSOCIATES, INC.
                                  Statements of Operations
                                         (Unaudited)


                                 For the Three Months Ended       For the Six Months Ended
                                          June 30,                        June 30,
                                ----------------------------  ---------------------------------
                                    2002            2001            2002            2001
                                ------------    ------------    ------------    ------------
REVENUE

   Net sales                    $     33,151    $     36,314    $     66,680    $     71,810
   Cost of goods sold                 27,848          18,825          36,879          35,704
                                ------------    ------------    ------------    ------------

     Gross Profit                      5,303          17,489          29,801          36,106
                                ------------    ------------    ------------    ------------

EXPENSES

   Depreciation                          125             125             250             250
   General and administrative         14,108          11,766          25,986          20,890
   Salaries                            9,168           8,994          18,408          19,803
                                ------------    ------------    ------------    ------------

     Total Expenses                   23,401          20,885          44,644          40,943
                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                 (18,098)         (3,396)        (14,843)         (4,837)

INCOME TAXES                            --              --              --              --
                                ------------    ------------    ------------    ------------

NET LOSS                        $    (18,098)   $     (3,396)   $    (14,843)   $     (4,837)
                                ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,500,000      12,500,000      12,500,000      12,500,000
                                ============    ============    ============    ============



         The accompanying notes are an integral part of these financial statements.



                                AUTEC ASSOCIATES, INC.
                          Statements of Stockholders' Equity


                                         Common Stock         Additional
                                    -----------------------    Paid-in     Accumulated
                                      Shares       Amount      Capital       Deficit
                                    ----------   ----------   ----------   ----------

Balance December 31, 2000           12,500,000       20,100       24,298      (24,931)

Contributed capital                       --           --          6,212         --

Net loss for the year ended
 December 31, 2001                        --           --           --         (9,904)
                                    ----------   ----------   ----------   ----------

Balance, December 31, 2001          12,500,000       20,100       30,510      (34,835)

Net loss for the six months ended
 June 30, 2002 (unaudited)                --           --           --        (14,843)
                                    ----------   ----------   ----------   ----------

Balance, June 30, 2002
 (unaudited)                        12,500,000   $   20,100   $   30,510   $  (49,678)
                                    ==========   ==========   ==========   ==========



      The accompanying notes are an integral part of these financial statements.



                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                         For the Six Months Ended
                                                                 June 30,
                                                         ------------------------
                                                            2002         2001
                                                          --------     --------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(14,843)    $ (4,837)
   Adjustments to receivable net loss to net cash
    Used by operating activities
       Depreciation expense                                    250         --
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                        2,020        6,090
     Increase (decrease) in accounts payable               (22,796)     (10,322)
     Increase (decrease) in accrued expenses                (1,099)        (974)
                                                          --------     --------

       Net Cash Used by Operating Activities               (36,468)     (10,043)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES                          --           --
                                                          --------     --------

NET DECREASE IN CASH                                       (36,468)     (10,043)

CASH AT BEGINNING OF PERIOD                                 43,947       23,059
                                                          --------     --------

CASH AT END OF PERIOD                                     $  7,479     $ 13,016
                                                          ========     ========

CASH PAID FOR:

   Interest                                               $   --       $   --
   Income taxes                                           $   --       $   --



   The accompanying notes are an integral part of these financial statements.

                                        6

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             June 30, 2002 and 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2002, the Company's current liabilities exceed its current assets, and the Company experienced a loss for the period. It is the intent of the Company to continue its current operations, in accordance with its business prospectus, which management believes will generate enough cash to cover the Company's operating expenses. However, there is no guarantee that the Company will be able to achieve its goals or continue as a going concern.

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

     The Company's principal executive offices are located at 38 East Osceola Street, Stuart, Florida 34994. Its telephone number is (561) 288-0666, its facsimile number is (561) 220-8132, and its e-mail address is autec@hotmail.

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

     Net sales for fiscal year ended December 31, 2001 and the six-month period ended June 30, 2002 were $210,965 and $66,680, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for the six-month period ended June 30, 2002 of $14,843 compared to a net loss of $5,168 realized for fiscal year ended December 31, 2001.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

     The Company realized a net loss of $14,843 for the six-month period ended June 30, 2002 compared to a net loss of approximately $4,837 for the six-month period ended June 30, 2001 (an increase of $10,006).

     Net sales for the six-month periods ended June 30, 2002 and 2001 were $66,680 and $71,810, respectively. Net sales decreased by approximately $5,130 or 8% for the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001. The decrease in net sales during the six-month period ended June 30, 2002 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for the six-month periods ended June 30, 2002 and 2001 amounted to $29,801 and $36,106, respectively (a net decrease of $6,305 or 21%). The decrease in net profit during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 is primarily a result of the decrease in net sales during the six-month period ended June 30, 2002.

     Total operating expenses of $44,644 were incurred during the six-month period ended June 30, 2002 as compared to total operating expenses of $40,943 incurred during the six-month period ended June 30, 2001 (an increase of $3,701 or 9%). Operating expenses generally consisted of general and administrative expenses and salary expenses. General and administrative expenses during the six-month periods ended June 30, 2002 and 2001 were $25,986 and $20,890, respectively (an increase of $5,096). The increase in general and administrative expenses during the six-month period ended June 30, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the six-month periods ended June 30, 2002 and 2001 were $18,408 and $19,803, respectively (a decrease of $1,395). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Due primarily to an increase in operating expenses and a decrease in net sales during the six-month period ended June 30, 2002, the Company realized a net loss during the six-month period ended June 30, 2002. The Company's net loss during the six-month period ended June 30, 2002 was approximately ($14,843) compared to a net loss of approximately ($4,837) during the six-month period ended June 30, 2001. The weighted average of common shares outstanding were 12,500,000 for the six-month periods ended June 30, 2002 and 2001, respectively.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company realized a net loss of $18,098 for the three-month period ended June 30, 2002 compared to a net loss of approximately $3,396 for the three-month period ended June 30, 2001 (an increase of $14,702).

     Net sales for the three-month periods ended June 30, 2002 and 2001 were $33,151 and $36,314, respectively. Net sales decreased by approximately $3,163 or 10% for the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001. The decrease in net sales during the three-month period ended June 30, 2002 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for the three-month periods ended June 30, 2002 and 2001 amounted to $5,303 and $17,489, respectively (a net decrease of $12,186 or 230%). Gross profit decreased during the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 primarily due to an increase in cost of goods sold from $18,825 incurred during the three-month period ended June 30, 2001 to $27,848 incurred during the three-month period ended June 30, 2002 and a decrease in net sales.

     Total operating expenses of $23,401 were incurred during the three-month period ended June 30, 2002 as compared to total operating expenses of $20,885 incurred during the three-month period ended June 30, 2001 (an increase of $2,516 or 12%). General and administrative expenses incurred during the three-month periods ended June 30, 2002 and 2001 were $14,108 and $11,766, respectively (an increase of $2,342). The increase in general and administrative expenses during the three-month period ended June 30, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month periods ended June 30, 2002 and 2001 were $9,168 and $8,994, respectively (an increase of $174).

     Due primarily to an increase in operating expenses and in cost of good sold during the three-month period ended June 30, 2002, the Company realized a net loss during the three-month period ended June 30, 2002. The Company's net loss during the three-month period ended June 30, 2002 was approximately ($18,098) compared to a net loss of approximately ($3,396) during the three-month period ended June 30, 2001. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For Six-Month Period Ended June 30, 2002

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

     The Company generated $29,801 and $70,517 in gross profit during the six-month period ended June 30, 2002 and the fiscal year ended December 31, 2001, respectively.

     As of June 30, 2002, the Company's current assets were $17,619 and its current liabilities were $18,684, which resulted in a working capital deficit of $1,065. As of the six-month period ended June 30, 2002, the Company's total assets were $19,616 compared to total assets of $58,354 for fiscal year ended December 31, 2001. This decrease in total assets from fiscal year ended 2001 was due primarily to a decrease in cash.

     As of the six-month period ended June 30, 2002, the Company's total liabilities were $18,684 compared to total liabilities of $42,579 for fiscal year ended December 31, 2001. This decrease in liabilities from fiscal year ended 2001 was due primarily to a decrease in accounts due and owing by the Company to $22,796 as of the six-month period ended June 30, 2002 from $40,791 as of fiscal year ended December 31, 2001 to $17995 as of June 30, 2002.

     As of June 30, 2002, the Company's total assets exceeded its total liabilities by $932.

     The Company's stockholders' equity decreased from $15,775 for fiscal year ended December 31, 2001 to $932 for the six-month period ended June 30, 2002.

     For the six-month period ended June 30, 2002, the net cash used by operating activities was $36,468 compared to net cash used by operating activities of $10,043 for the six-month period ended June 30, 2001 (an increase of $26,425). During the six-month period ended June 30, 2002, net cash used by operating activities was comprised mainly of $14,843 in net loss and $22,796 in accounts payable as compared to a net loss of $4,837 and $10,322 in accounts payable during the six-month period ended June 30, 2001.

     During the six-month periods ended June 30, 2002 and 2001, cash flows from investing activities was $-0-, respectively. During the six-month periods ended June 30, 2002 and 2001, cash flows from financing activities was $-0-, respectively.

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

     99.1 Certification Pursuant to 18 U.S.C. Section 1350.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUTEC ASSOCIATES, INC.

Dated: August 12, 2002                      By: /s/ Arthur Garrison
                                            -----------------------
                                            Arthur Garrison,
                                            President/ Principal
                                            Financial Officer

                                                                    EXHIBIT 99.1

                              AUTEC ASSOCIATES INC.
                             38 EAST OSCEOLA STREET
                              STUART, FLORIDA 34994




August 12, 2002



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2002 of Autec Associates Inc., a Florida corporation (the "Company"), as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Arthur Garrison, President and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                       /s/ Arthur Garrison
                                       ----------------------------
                                       Arthur Garrison, President and Chief
                                       Financial Officer

                                       August 12, 2002