Form 10QSB
period 2002-09-30
AUTEC ASSOCIATES INC
filed 2002-10-31
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

Class                                       Outstanding as of November 12, 2002
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS

         INTERIM STATEMENTS OF OPERATIONS

         INTERIM STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            7

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 5.  OTHER INFORMATION                                                   12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    12

SIGNATURES                                                                   13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------

                            AUTEC ASSOCIATES INC.
                       (A DEVELOPMENTAL STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (Unaudited)



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


                                        AUTEC ASSOCIATES, INC.
                                            Balance Sheets


                                                            September 30,         December 31,
                                                                2002                  2001
                                                            -------------         -----------
                                                            (Unaudited)

CURRENT ASSETS

   Cash                                                       $  5,116               $ 43,947
   Inventory                                                    11,430                 12,160
                                                              --------               --------

     Total Current Assets                                       16,546                 56,107
                                                              --------               --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                        2,497                  2,497
   Less- accumulated depreciation                                 (625)                  (250)
                                                              --------               --------

     Total Property and Equipment                                1,872                  2,247
                                                              --------               --------

     TOTAL ASSETS                                             $ 18,418               $ 58,354
                                                              ========               ========


                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                           $ 15,970               $ 40,791
   Accrued expenses                                                689                  1,788
                                                              --------               --------

     Total Current Liabilities                                  16,659                 42,579
                                                              --------               --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding             20,100                 20,100
   Additional paid-in capital                                   35,003                 30,510
   Accumulated deficit                                         (53,344)               (34,835)
                                                              --------               --------

     Total Stockholders' Equity                                  1,759                 15,775
                                                              --------               --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 18,418               $ 58,354
                                                              ========               ========






              The accompanying notes are an integral part of these financial statements.




                                         AUTEC ASSOCIATES, INC.
                                        Statements of Operations
                                             (Unaudited)


                                         For the Three Months Ended               For the Nine Months Ended
                                               September 30,                            September 30,
                                     ---------------------------------         ---------------------------------
                                         2002                 2001                 2002                2001
                                     ------------         ------------         ------------         ------------
REVENUE

   Net sales                         $     26,952         $     24,298         $     93,632         $     96,108
   Cost of goods sold                      11,986               10,756               48,865               46,460
                                     ------------         ------------         ------------         ------------

     Gross Profit                          14,966               13,542               44,767               49,648
                                     ------------         ------------         ------------         ------------

EXPENSES

   Depreciation                               125                  125                  375                 --
   General and administrative               9,303                7,802               35,289               29,067
   Salaries                                 9,204                9,204               27,612               29,007
                                     ------------         ------------         ------------         ------------

     Total Expenses                        18,632               17,131               63,276               58,074
                                     ------------         ------------         ------------         ------------

LOSS FROM OPERATIONS                       (3,666)              (3,589)             (18,509)              (8,426)

INCOME TAXES                                 --                   --                   --                   --
                                     ------------         ------------         ------------         ------------

NET LOSS                             $     (3,666)        $     (3,589)        $    (18,509)        $     (8,426)
                                     ============         ============         ============         ============

BASIC LOSS PER SHARE                 $      (0.00)        $      (0.00)        $      (0.00)        $      (0.00)
                                     ============         ============         ============         ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    12,500,000           12,500,000           12,500,000           12,500,000
                                     ============         ============         ============         ============




                      The accompanying notes are an integral part of these financial statements.





                                                  AUTEC ASSOCIATES, INC.
                                             Statements of Stockholders' Equity


                                                     Common Stock                    Additional
                                             ------------------------------            Paid-in           Accumulated
                                               Shares              Amount              Capital             Deficit
                                             ----------          ----------          ----------          ----------

Balance December 31, 2000                    12,500,000          $   20,100          $   24,298          $  (24,931)

Contributed capital                                --                  --                 6,212                --

Net loss for the year ended
 December 31, 2001                                 --                  --                  --                (9,904)
                                             ----------          ----------          ----------          ----------

Balance, December 31, 2001                   12,500,000              20,100              30,510             (34,835)

Contributed capital (unaudited)                    --                  --                 4,493                --

Net loss for the nine months ended
 September 30, 2002 (unaudited)                    --                  --                  --               (18,509)
                                             ----------          ----------          ----------          ----------

Balance, September 30, 2002
 (unaudited)                                 12,500,000          $   20,100          $   35,003          $  (53,344)
                                             ==========          ==========          ==========          ==========


                             The accompanying notes are an integral part of these financial statements.

                                                             4

                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                       For the Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                            2002         2001
                                                          --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(18,509)    $ (8,426)
   Adjustments to receivable net loss to net cash
    used by operating activities
     Depreciation expense                                      375         --
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                          730        5,030
     Increase (decrease) in accounts payable               (24,821)     (11,525)
     Increase (decrease) in accrued expenses                (1,099)        (974)
                                                          --------     --------

       Net Cash Used by Operating Activities               (43,324)     (15,895)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for fixed assets                                 --         (2,357)
                                                          --------     --------

       Net Cash Used by Investing Activities                  --         (2,357)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                       4,493        2,888
                                                          --------     --------

       Net Cash Provided by Financing Activities             4,493        2,888
                                                          --------     --------

NET DECREASE IN CASH                                       (38,831)     (15,364)

CASH AT BEGINNING OF PERIOD                                 43,947       23,059
                                                          --------     --------

CASH AT END OF PERIOD                                     $  5,116     $  7,695
                                                          ========     ========

CASH PAID FOR:

   Interest                                               $   --       $   --
   Income taxes                                           $   --       $   --



   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           September 30, 2002 and 2001


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2002, the Company's current liabilities exceed its current assets, and the Company experienced a loss for the period. It is the intent of the Company to continue its current operations, in accordance with its business prospectus, which management believes will generate enough cash to cover the Company's operating expenses. However, there is no guarantee that the Company will be able to achieve its goals or continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Autec Associates, Inc. (the "Company"), has primarily been engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. During fiscal year 2001 and prior fiscal years, the Company has designed, manufactured and marketed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets and other ornaments. The Company's principal markets includes Canada and the United States. During fiscal year 2001 and prior fiscal years, the Company generally derived its revenues from the market and sale of its jewelry products to consumers.

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

     Net sales for fiscal year ended December 31, 2001 and the nine-month period ended September 30, 2002 were $169,911 and $93,632, respectively, resulting primarily from the sale of its jewelry products. The Company realized a net loss for the nine-month period ended September 30, 2002 of $18,509 compared to a net loss of $9,904 for fiscal year ended December 31, 2001.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company realized a net loss of $18,509 for the nine-month period ended September 30, 2002 compared to a net loss of approximately $8,426 for the nine-month period ended September 30, 2001 (an increase of $10,083).

     Net sales for the nine-month periods ended September 30, 2002 and 2001 were $93,632 and $96,108, respectively. Net sales decreased by approximately $2,476 or 3% for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001. The decrease in net sales during the nine-month period ended September 30, 2002 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for the nine-month periods ended September 30, 2002 and 2001 amounted to $44,767 and $49,648, respectively (a net decrease of $4,881 or 11%). The decrease in net profit during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 is primarily a result of the decrease in net sales and slight increase in cost of goods sold during the nine-month period ended September 30, 2002.

     Total operating expenses of $63,276 were incurred during the nine-month period ended September 30, 2002 as compared to total operating expenses of $58,074 incurred during the nine-month period ended September 30, 2001 (an increase of $5,202 or 9%). Operating expenses generally consisted of general and administrative expenses and salary expenses. General and administrative expenses during the nine-month periods ended September 30, 2002 and 2001 were $35,289 and $29,067, respectively (an increase of $6,222). The increase in general and administrative expenses during the nine-month period ended September 30, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the nine-month periods ended September 30, 2002 and 2001 were $27,612 and $29,007, respectively (a decrease of $1,395). General and administrative expenses include general corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Due primarily to an increase in operating expenses and a decrease in net sales during the nine-month period ended September 30, 2002, the Company realized a net loss during the nine-month period ended September 30, 2002. The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($18,509) compared to a net loss of approximately ($8,426) during the nine-month period ended September 30, 2001. The weighted average of common shares outstanding were 12,500,000 for the nine-month periods ended September 30, 2002 and 2001, respectively.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company realized a net loss of $3,666 for the three-month period ended September 30, 2002 compared to a net loss of approximately $3,589 for the nine-month period ended September 30, 2001 (an increase of $77).

     Net sales for the three-month periods ended September 30, 2002 and 2001 were $26,952 and $24,298, respectively. Net sales increased by approximately $2,654 or 11% for the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001. The increase in net sales during the three-month period ended September 30, 2002 was primarily due to changes in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume. Gross profit for the three-month periods ended September 30, 2002 and 2001 amounted to $14,966 and $13,542, respectively (a net increase of $1,424 or 11%). Gross profit increased during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 primarily due to an increase in net sales.

     Total operating expenses of $18,632 were incurred during the three-month period ended September 30, 2002 as compared to total operating expenses of $17,131 incurred during the three-month period ended September 30, 2001 (an increase of $1,501 or 9%). General and administrative expenses incurred during the three-month periods ended September 30, 2002 and 2001 were $9,303 and $7,802, respectively (an increase of $1,501). The increase in general and administrative expenses during the three-month period ended September 30, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. Salary expenses during the three-month periods ended September 30, 2002 and 2001 were $9,204, respectively.

     Due primarily to an increase in operating expenses and in cost of goods sold during the three-month period ended September 30, 2002, the Company realized a net loss during the three-month period ended September 30, 2002. The Company's net loss during the three-month period ended September 30, 2002 was approximately ($3,666) compared to a net loss of approximately ($3,589) during the three-month period ended September 30, 2001. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For Nine-Month Period Ended September 30, 2002

     The Company has only recently generated sufficient cash flow to partially fund its operations and activities. The Company may experience a liquidity crisis and be required to raise additional capital. Historically, the Company has relied upon internally generated funds and funds from the sale of shares of stock, capital contributions from its shareholders, and loans from its shareholders and private investors to finance its operations and growth. Management may raise additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are entirely dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products, (ii) increase the number of customers and expand into additional markets, (iii) control inventory costs; and
(iv) increase the manufacture rate. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its jewelry products and to raise additional capital. The Company's failure to do so would have a material and adverse affect upon the Company and its shareholders.

     The Company generated $44,767 and $70,517 in gross profit during the nine-month period ended September 30, 2002 and the fiscal year ended December 31, 2001, respectively.

     As of September 30, 2002, the Company's current assets were $16,546 and its current liabilities were $16,659, which resulted in a working capital deficit of $113. As of the nine-month period ended September 30, 2002, the Company's total assets were $18,418 compared to total assets of $58,354 for fiscal year ended December 31, 2001. This decrease in total assets from fiscal year ended 2001 was due primarily to a decrease in cash.

     As of the nine-month period ended September 30, 2002, the Company's total liabilities were $16,659 compared to total liabilities of $42,579 for fiscal year ended December 31, 2001. This decrease in liabilities from fiscal year ended 2001 was due primarily to a decrease in accounts due and owing by the Company to $15,970 as of the nine-month period ended September 30, 2002 from $40,791 as of fiscal year ended December 31, 2001.

     As of September 30, 2002, the Company's total assets exceeded its total liabilities by $1,759.

     The Company's stockholders' equity decreased from $15,775 for fiscal year ended December 31, 2001 to $1,759 for the nine-month period ended September 30, 2002.

     For the nine-month period ended September 30, 2002, the net cash used by operating activities was $43,324 compared to net cash used by operating activities of $15,895 for the nine-month period ended September 30, 2001 (an increase of $27,429). During the nine-month period ended September 30, 2002, net cash used by operating activities was comprised mainly of $18,509 in net loss and a decrease of $24,821 in accounts payable as compared to a net loss of $8,426 and a decrease of $11,525 in accounts payable during the nine-month period ended September 30, 2001.

     During the nine-month period ended September 30, 2002, net cash flow from investing activities was $-0- compared to net cash used by investing activities of $2,357 during the nine-month period ended September 30, 2001, which resulted from cash paid for fixed assets.

     During the nine-month period ended September 30, 2002, net cash provided by financing activities was $4,493 compared to net cash provided by financing activities of $2,888 during the nine-month period ended September 30, 2001.

MATERIAL COMMITMENTS/FUNDING

     As of the date of this Quarterly Report, the Company does not have any material commitments for fiscal year 2002.

     Based upon a twelve-month plan proposed by management, it is anticipated that the Company's operational work plan will require approximately $200,000 of financing designed to fund the general business operations. As of the date of this Quarterly Report, the Company does not have any material commitments nor does management anticipate any material commitments within the next twelve months. It is anticipated that any expenditures to be incurred by the Company will be operational. Management anticipates that a substantial portion of the initial budget of $200,000 for the twelve-month work plan, which includes such expenditures, will be funded pursuant to revenues generated from the sale of the Company's jewelry products, or pursuant to public or private offerings of its debt or equity securities, or future advancements. The Company might not be able to raise such funds and, therefore, the successful marketing of its products may not be accomplished.

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

     99.2 Certification Pursuant to 18 U.S.C. Section 1350.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUTEC ASSOCIATES, INC.

Dated: October 31, 2002                     By:  /s/  Arthur Garrison
                                                --------------------------------
                                                      Arthur Garrison,
                                                      President/ Principal
                                                      Financial Officer