Form 10KSB
period 2002-12-31
AUTEC ASSOCIATES INC
filed 2003-05-22
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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

                            2405 Southeast Dixie Hwy.
                              Stuart, Florida 34996
                    (Address of Principal Executive Offices)

                                 (772) 288-0666
                           (Issuer's telephone number)

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

     Yes  X     No ___

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $171,995.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of May 12, 2003: $ .

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                      Outstanding as of May 12, 2003

Common Stock, no par value                 12,500,000

PART I

ITEM 1. DESCRIPTION OF BUSINESS                                               1

ITEM 2. PROPERTIES                                                            6

ITEM 3. LEGAL PROCEEDINGS                                                     6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   6

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION             9

ITEM 7. FINANCIAL STATEMENTS                                                 13

        INDEPENDENT AUDITORS' REPORT                                        F-2

        BALANCE SHEET                                                       F-3

        STATEMENTS OF OPERATIONS                                            F-4

        STATEMENTS OF STOCKHOLDERS' EQUITY                                  F-5

        STATEMENTS OF CASH FLOWS                                            F-6

        NOTES TO FINANCIAL STATEMENTS                                       F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                     14
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                         14
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10.EXECUTIVE COMPENSATION                                               15

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                      16
           AND MANAGEMENT

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       17

ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K                                     17

ITEM 14.CONTROLS AND PROCEDURES                                              17

SIGNATURES                                                                   18

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND ORGANIZATION

     Autec Associates, Inc. was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the "Company"), and currently trades on the Over-the-Counter Bulletin Board under the symbol "AUTC". Since its inception in 1988, the Company is engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company also manufactures and designes numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments.

     The Company's principal executive office is located at 2405 Southeast Dixie Hwy., Stuart, Florida 34996. Its telephone number is (772) 288-0666, its facsimile number is (772) 288-0666, and its e-mail address is autec@hotmail.com.

     The Company currently maintains a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intends to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company's current market concentration is in southeastern United States, which is primarily due to long-term existing relationships with certain clients.

     Net sales for fiscal years ended December 31, 2002 and 2001 were $171,995 and $169,911, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2002 and 2001 of ($17,196) and ($9,904), respectively. See "Part
II. Item 6. Management's Discussion and Analysis or Plan of Operation."

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

     Manufacturing and Casting

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

     The last, centrifugal casting or "lost wax process", is the process the Company has refined thus developing and utilizing its unique casting process. This "lost wax process" generally involves utilization of a wax duplicate of the piece to be cast, which is placed in a semi-liquid mixture of plaster (flask). The flask is subsequently placed in an oven and baked for a ten-hour period. During this time, the wax is melted out through an opening left in the flask and the plaster becomes solid. While still hot, the flask is placed in a centrifugal casting device, spun and molten metal is then introduced through the opening into the cavity left by the lost wax. Management believes that a certain disadvantage of the centrifugal casting involves the molten metal which is forced into the lost wax void and which thus typically compresses a certain amount of air or gas, thus forming and introducing into the casting porosity voids. A further disadvantage is that such process depends on the weight of the introduced hot metal to completely fill the lost wax void which may generally create varying densities. Therefore, the unique characteristic developed and utilized by the Company in the "lost wax process" subsequently involves setting the hot flask upright and manually pouring the molten metal into the cavity left by the lost wax while simultaneously utilizing and pulling a vacuum through the bottom of the flask, thus relieving any air or gas formed by the hot metal and ensuring consistent densities. It is with this unique characteristic and process that the Company can produce distinguishing cylindrical castings and other patterns with hollow cores.

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

CUSTOMERS AND MARKETING

Customers

     The Company currently maintains a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intends to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company's current market concentration is in the southeastern United States, which is primarily due to existing relationships with certain clients.

     Gross profit for fiscal years ended December 31, 2002 and 2001 was $83,931 and $70,517, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for fiscal years ended December 31, 2002 and 2001 of ($17,196) and ($9,904), respectively.

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

EMPLOYEES AND CONSULTANTS

     As of the date of this Annual Report, the Company employs two persons on a full-time basis. One of the Company's directors devotes a substantial amount of his time to the business of the Company and is primarily responsible for all day-to-day operations of the Company. Any other services required by the Company are and/or will be provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek additional employees as necessary in the best interests of the Company. See "Part III. Item
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act".

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

GOVERNMENTAL REGULATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2002.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "AUTC". The Company commenced trading during the second quarter of 2003. The market for the Company's Common Stock is limited, volatile and sporadic and could be subject to wide fluctuations in response to quarter to quarter variations in operating results, news announcements, trading volume, sales of Common Stock by officers, directors and principal shareholders of the Company, general market trends, changes in the supply and demand for the Company's shares, and other factors.

HOLDERS

     As of the date of this Annual Report, the 12,500,000 shares of Common Stock outstanding are held by approximately 33 holders of record worldwide, including approximately 30 holders of record in the United States.

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

TRANSFER AGENT

     The transfer agent and registrar for the Company's Common Stock is Alpa Tech Securities, 929 Spiers Lane, Draper, Utah 84020.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As of the date of this Annual Report, there are instruments, contractual arrangements or other equity compensation plans under which the shares of the Company's Common Stock are (i) subject to outstanding options or warrants to purchase, or securities convertible into shares of Common Stock, or (ii) currently or previously have been proposed to be publicly offered by the Company.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

     During fiscal year ended December 31, 2002, the Company did not issue any shares of its Common Stock. During prior fiscal years, and in order to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

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

     As of the date of this Annual Report, the Company has 12,500,000 shares of its Common Stock issued and outstanding. Of the 12,500,000 of the Company's current outstanding shares of Common Stock, 2,000,000 shares are deemed "free trading". In general, the holders of free trading Common Stock in the capital of the Company may offer and sell these shares of Common Stock through market transactions at prices prevailing in the OTC market or at negotiated prices which may be fixed or variable and which may differ substantially from OTC prices. The holders have not advised the Company that they anticipate paying any consideration, other than the usual and customary broker's commission, in connection with the sales of these free trading shares of Common Stock. The holders are acting independently of the Company making such decisions with respect to the timing, manner and size of each sale.

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

     To date, no subsequent sales of restricted shares of Common Stock have been made. See "PART III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

     Since inception, the Company has focused primarily on the research, design and manufacture of its jewelry products, and generated minimal revenue. During prior fiscal years, the principals of the Company invested personal funds to support the developmental expenses of the Company.

     As of the date of this Annual Report, the Company derives its revenues principally from the marketing and sale of its jewelry products to customers generally in the public. Additional revenues may be generated by the Company through the repair of jewelry.

RESULTS OF OPERATION

Fiscal Year Period Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

     The Company's net loss during fiscal year ended December 31, 2002 was approximately ($17,196) compared to a net loss of approximately ($9,904) during fiscal year ended December 31, 2001 (an increase of $7,292).

     Net sales for fiscal years ended December 31, 2002 and 2001 were $171,995 and $169,911, respectively (an increase of $2,084 during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001). The increase in net sales during fiscal year ended December 31, 2002 was primarily due to a slight change in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

     Gross profit for fiscal years ended December 31, 2002 and 2001 amounted to $83,931 and $70,517, respectively (an increase of $13,414 during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001). The increase in gross profit during fiscal year ended December 31, 2002 was primarily a result of a decrease in cost of goods sold.

     During fiscal year ended December 31, 2002, the Company recorded operating expenses of $101,127 compared to $80,421 of operating expenses recorded during fiscal year ended December 31, 2001 (an increase of $20,706). The operating expenses incurred during fiscal year ended December 31, 2002 consisted primarily of the following: (i) general and administrative expenses of approximately $64,311 compared to $42,210 incurred during fiscal year ended December 31, 2001; and (ii) salary expense of approximately $36,816 compared to $38,211 incurred during fiscal year ended December 31, 2001. The increase in operating expenses during fiscal year ended December 31, 2002 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. General and administrative expenses generally include corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Although gross profit increased during fiscal year ended December 31, 2002, net loss during fiscal year ended December 31, 2002 increased compared to net loss during fiscal year ended December 31, 2001 primarily due to the increase in general and administrative expenses. The Company's net loss during fiscal year ended December 31, 2002 was approximately ($17,196) compared to a net loss of approximately ($9,904) during fiscal year ended December 31, 2001. The weighted average of common shares outstanding were 12,500,000 for fiscal years ended December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2002

     As of December 31, 2002, the Company's current assets were $36,307 and its current liabilities were $31,369, which resulted in a working capital surplus of $4,938.

     As of December 31, 2002, the Company's total assets were $38,055 consisting of: (i) $36,307 in current assets; and (ii) $1,748 in valuation of furniture and fixtures (less accumulated depreciation). As of December 31, 2002, the Company's total liabilities consisted of $31,369 in current liabilities consisting of: (i) $27,501 in accounts payable; and (ii) $3,868 in accrued expenses. As of December 31, 2002, the Company's total assets exceeded its total liabilities by $6,686.

     As of December 31, 2002, the Company's liabilities and stockholders' equity increased from $16,595 at fiscal year ended December 31, 2001 to $38,055 at fiscal year ended December 31, 2002.

     The Company has not generated positive cash flow from operating activities. For fiscal year ended December 31, 2002, the net cash used by operating activities was ($28,952) compared to net cash provided by operating activities of $17,173 for fiscal year ended December 31, 2001. The change in net cash used by operating activities during fiscal year ended December 31, 2002 compared to December 31, 2001 resulted from: (i) a net loss of ($17,196) incurred during fiscal year ended December 31, 2002 compared to a net loss of ($9,904) incurred during fiscal year ended December 31, 2001; (ii) a decrease in accounts payable to ($13,290) during fiscal year ended December 31, 2002 compared to $18,745 during fiscal year ended December 31, 2001; and (iii) an increase in accrued expenses to $2,080 during fiscal year ended December 31, 2002 compared to $97 during fiscal year ended December 31, 2001.

     The Company's cash flows from investing activities was $-0- during fiscal year ended December 31, 2002 compared to ($2,497) in cash flows used by investing activities during fiscal year ended December 31, 2001, which related to cash paid for fixed assets.

     Cash flows provided by financing activities was $8,107 during fiscal year ended December 31, 2002 compared to $6,212 in cash flows provided by financing activities during fiscal year ended December 31, 2001, which resulted primarily from contributed capital.

PLAN OF OPERATION

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

     Management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with its operational activities. Based upon these operational requirements, the Company must raise additional funds. The Company may finance these expenses by raising additional capital through future public or private offerings of its stock or through loans from private investors, although there can be no assurance that the Company will be able to obtain such financing. The Company's future success and viability are primarily dependent upon the ability of the Company's current management to (i) strengthen and increase its customer base by enhancing the marketability of its products, (ii) increase the number of customers and expand into additional markets, (iii) control inventory costs; and (iv) increase the manufacture rate. Management is optimistic that the Company will be successful in its capital raising efforts. There can be no assurance, however, that the Company will be able to continue to successfully distribute and market its jewelry products and to raise additional capital. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to continue to conduct its business operations successfully, which could significantly and materially restrict or delay the Company's overall business operations.

     Material Commitments

     As of the date of this Annual Report, the Company does not have any material commitments for fiscal year 2003.

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

OFF-BALANCE BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

     Financial Information Systems Design and Implementation Fees

     During fiscal year ended December 31, 2002, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

     All Other Fees

     During fiscal year ended December 31, 2002, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Financial Statements".

INDEX TO FINANCIAL STATEMENTS

     Independent Auditors' Report dated May 16, 2003.
     Balance Sheet for fiscal year ended December 31, 2002.
     Statements of Operations for fiscal years ended December 31, 2002 and
        December 31, 2001.
     Statements of Cash Flows for fiscal years ended December 31, 2002 and
        December 31, 2001.
     Statements of Stockholders' Equity.
     Notes to Financial Statements for December 31, 2002 and 2001.

                             AUTEC ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                                December 31, 2002


                                 C O N T E N T S


Independent Auditors' Report...............................................  F-2

Balance Sheet..............................................................  F-3

Statements of Operations...................................................  F-4

Statements of Stockholders' Equity.........................................  F-5

Statements of Cash Flows...................................................  F-6

Notes to the Financial Statements..........................................  F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Autec Associates, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of Autec Associates, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autec Associates, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



/s/ HJ & Associates, LLC
------------------------
HJ & Associates, LLC
Salt Lake City, Utah
May 16, 2003

                             AUTEC ASSOCIATES, INC.
                                  Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2002
                                                                      --------

CURRENT ASSETS

   Cash                                                               $ 23,102
   Inventory                                                            13,205
                                                                      --------

     Total Current Assets                                               36,307
                                                                      --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                                2,497
   Less - accumulated depreciation                                        (749)
                                                                      --------

     Total Property and Equipment                                        1,748
                                                                      --------

     TOTAL ASSETS                                                     $ 38,055
                                                                      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                   $ 27,501
   Accrued expenses                                                      3,868
                                                                      --------

     Total Current Liabilities                                          31,369
                                                                      --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par value,
    12,500,000 shares issued and outstanding                            20,100
   Additional paid-in capital                                           38,617
   Accumulated deficit                                                 (52,031)
                                                                      --------

     Total Stockholders' Equity                                          6,686
                                                                      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 38,055
                                                                      ========


   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                            Statements of Operations


                                                     For the Years Ended
                                                         December 31,
                                               --------------------------------
                                                   2002                2001
                                               ------------        ------------

REVENUE

   Net sales                                   $    171,995        $    169,911
   Cost of goods sold                                88,064              99,394
                                               ------------        ------------

     Gross Profit                                    83,931              70,517
                                               ------------        ------------

EXPENSES

   General and administrative                        64,311              42,210
   Salaries                                          36,816              38,211
                                               ------------        ------------

     Total Expenses                                 101,127              80,421
                                               ------------        ------------

LOSS FROM OPERATIONS                                (17,196)             (9,904)
                                               ------------        ------------

INCOME TAXES                                           --                  --
                                               ------------        ------------

NET LOSS                                       $    (17,196)       $     (9,904)
                                               ============        ============

BASIC LOSS PER SHARE                           $      (0.00)       $      (0.00)
                                               ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                              12,500,000          12,500,000
                                               ============        ============




   The accompanying notes are an integral part of these financial statements.

                             AUTEC ASSOCIATES, INC.
                       Statements of Stockholders' Equity



                                   Common Stock         Additional
                              -----------------------    Paid-In     Accumulated
                                Shares       Amount      Capital      Deficit
                              ----------   ----------   ----------   ----------

Balance, December 31, 2000    12,500,000   $   20,100   $   24,298   $  (24,931)

Contributed capital                 --           --          6,212         --

Net loss for the year ended
   December 31, 2001                --           --           --         (9,904)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2001    12,500,000       20,100       30,510      (34,835)

Contributed capital                 --           --          8,107         --

Net loss for the year ended
 December 31, 2002                  --           --           --        (17,196)
                              ----------   ----------   ----------   ----------

Balance, December 31, 2002    12,500,000   $   20,100   $   38,617   $  (52,031)
                              ==========   ==========   ==========   ==========




   The accompanying notes are an integral part of these financial statements.


                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows


                                                            For the Years Ended
                                                                December 31,
                                                            --------------------
                                                              2002        2001
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(17,196)   $ (9,904)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation                                                499         250
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                         (1,045)      7,985
     Increase (decrease) in accounts payable                 (13,290)     18,745
     Increase in accrued expenses                              2,080          97
                                                            --------    --------

       Net Cash Provided (Used) by Operating Activities      (28,952)     17,173
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash paid for fixed assets                                   --        (2,497)
                                                            --------    --------

       Net Cash Used by Investing Activities                    --        (2,497)
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                         8,107       6,212
                                                            --------    --------

       Net Cash Provided by Financing Activities               8,107       6,212
                                                            --------    --------

NET INCREASE (DECREASE) IN CASH                              (20,845)     20,888

CASH AT BEGINNING OF PERIOD                                   43,947      23,059
                                                            --------    --------

CASH AT END OF PERIOD                                       $ 23,102    $ 43,947
                                                            ========    ========

CASH PAID FOR:

   Interest                                                 $   --      $   --
   Income taxes                                             $   --      $   --



   The accompanying notes are an integral part of these financial statements.

                                       F-6

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


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

                                                  For the Years Ended
                                                      December 31,
                                             -----------------------------
                                                 2002             2001
                                             ------------     ------------

     Numerator - loss                        $    (17,196)    $     (9,904)
     Denominator - weighted average
       number of shares outstanding            12,500,000       12,500,000
                                             ------------     ------------

     Loss per share                          $      (0.00)    $      (0.00)
                                             ============     ============

     There are no dilutive equity instruments issued and outstanding at December 31, 2002.

     d.   Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     e.   Revenue Recognition

     The Company's sales are completed exclusively as cash-on-delivery. Therefore, revenue is recognized when the product is delivered and cash is received.

     f.   Income Taxes

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                    2002            2001
                                                  --------        --------
     Deferred tax assets:
         NOL Carryover                            $ 20,300        $ 13,238

     Deferred tax liabilities:                        --              --

     Valuation allowance                           (20,300)        (13,238)
                                                  --------        --------
     Net deferred tax asset                       $   --          $   --
                                                  ========        ========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                     2002             2001
                                                  -------          -------
     Book loss                                    $(6,705)         $(3,764)
     Other                                            300             --
     Valuation allowance                            6,405            3,764
                                                  -------          -------

                                                  $  --            $  --
                                                  =======          =======

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

     f.   Income Taxes (Continued)

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $52,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

     Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

     g.   Advertising

     The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2002 and 2001, the Company incurred advertising costs of $841 and $984, respectively.

     h.   Inventory

     Inventories are stated at the lower of cost or market value using the first-in, first-out method of valuation. Inventory consists solely of finished goods, which are various jewelry items. At December 31, 2002, the Company held no work-in-process or raw materials in its inventory.

     i.   Recent Accounting Pronouncements

     During the year ended December 31, 2002 the Company adopted the provisions of FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," and FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)." Management does not believe these pronouncements will have a material effect on the Company's financial statements.

     j.   Property and Equipment

     Property and equipment are stated at cost. At December 31, 2002, property and equipment consists exclusively of furniture and fixtures. Depreciation is computed using the straight-line method over a seven-year useful life. Depreciation expense for the years ended December 31, 2002 and 2001 totaled $499 and $250, respectively.

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           December 31, 2002 and 2001


NOTE 2 - EQUITY TRANSACTIONS

     During the years ended December 31, 2002 and 2001, a shareholder of the Company contributed $8,107 and $6,212, respectively to the Company by paying expenses for the Company.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Company's office headquarters and retail location is leased on a month-to-month basis, with a monthly lease payment of $774. Either the Company or the leassor may terminate this lease at any time. At December 31, 2002, the Company had no outstanding obligation or commitment with respect to its office space.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in the Company's principal independent accountant.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                           Age        Position with the Company
----                           ---        -------------------------

Arthur Garrison                65         Director and President/Chief
                                          Executive Officer

Luther Jeffries                71         Director and Secretary/Treasurer/
                                          Chief Financial Officer

     Biographies of Directors and Officers

     ARTHUR GARRISON is one of the founders of the Company and has served as a director and the President/Chief Executive Officer of the Company since its inception. Mr. Garrison studied art at the Flager Museum School In West Palm Beach, Florida. At the age of 13, Mr. Garrison began his apprentice training for goldsmithing and jewelry manufacturing under this grandfather and father in New Orleans, Louisiana. At the age of 19, Mr. Garrison entered the Marine Corp. and served four years with an Honorable Discharge. Other the past thirty years, Mr. Garrison served as a shop foreman at Jewel Master Corp. in Philadelphia, Pennsylvania, where he designed jewelry and set precious stones for Harry Winstons, New York City. He has also been self-employed within the jewelry industry. Mr. Garrison's recent activities have involved founding the Company. He also serves on the board of directors of Diamond Brokers Ltd. in Nassau, Bahamas.

     LUTHER JEFFERIES is one of the founders of the Company and has served as a director and the Secretary/Treasurer/Chief Financial Officer of the Company since its inception. Mr. Jeffries studied at Ohio State University, the Army Engineers School at Fort Belvoir, Virginia, and the University of Alaska receiving degrees in engineering and finance. Over the past thirty years, Mr. Jeffries served as chief executive officer of many companies, most notably the General Nuclear Corp. in Houston, Texas. Others included Cumberland Research Corp. in Port Norris, New Jersey, and Eastern Testing Laboratories in Pennsauken, New Jersey. Mr. Jeffries also served as a consultant to many governmental entities and private companies, including the U.S. Department of Commerce, the U.S. Atomic Energy Commission, the Commonwealth of the Bahamas, the British American Tobacco Company, and to three successive governors of the State of New Jersey. Mr. Jeffries developed and patented a device for determining the exact location of kilcuries gamma sources. He is a member of several societies, including the Society of Naval Architects & Marine Engineers, the American Society for Metals, the American Society for Quality Control and the American Society for Technology. Mr. Jeffries has authored several papers, including "Interaction of Politics and the Seafood Industry" for the World Marticulture Society, "Because of the Thresher" for the American Society for Quality Control, and "A Reconciliation of the Results of Radiographic and Ultrasonic Inspection of High Yield Steels" for the U.S. Bureau of Ships.

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

     Involvement in Certain Legal Proceedings

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

AUDIT COMMITTEE FINANCIAL EXPERT

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

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

     Summary Compensation Table

                             Annual Compensation        Awards        Payouts
                           ----------------------     ----------      -------
                              $       $       $       $       #      $      $
Name and Position          Salary   Bonus   Other    RSA   Options  LTIP  Other
-----------------          ------   -----   -----    ---   -------  ----  -----
                                                  (1)
Arthur Garrison     1999     0        0     $35,300   0       0      0      0
Pres./CEO and       2000     0        0     $37,740   0       0      0      0
Director            2001     0        0     $ 2,600   0       0      0      0
                    2002     0        0     $10,400   0       0      0      0

Luther Jeffries     1999     0        0         0     0       0      0      0
CFO/Secretary and   2000     0        0         0     0       0      0      0
Director            2001     0        0         0     0       0      0      0
                    2002     0        0         0     0       0      0      0

     (1) Annual compensation based on fiscal years ended December 31, 2002, 2001, 2000 and 1999, respectively, and paid by the Company according to actual time and services performed relating to the manufacture and marketing of the Company's products.

     The Company presently has no pension, health, annuity, insurance, profit sharing, stock option or similar benefit plan.

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

     There are no arrangements or understanding among the individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     (b)  Reports.

          None.

ITEM 14. CONTROLS AND PROCEDURES

     The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Annual Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AUTEC ASSOCIATES, INC.


Dated: May 19, 2003                      By: /s/ Arthur Garrison
                                         ---------------------------
                                         Arthur Garrison, President and
                                         Chief Executive Officer


Dated: May 19, 2003                      By: /s/ Luther Jefferies
                                         ----------------------------
                                         Luther Jefferies, Secretary and
                                         Chief Financial Officer