Form 10QSB
period 2003-03-31
AUTEC ASSOCIATES INC
filed 2003-05-22
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

                            2405 Southeast Dixie Hwy.
                              Stuart, Florida 34996
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (772) 288-0666
                            -------------------------
                           (Issuer's telephone number)

                             38 East Osceola Street
                             Stuart, Florida 34994
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X       No
            -----       -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 12, 2003
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART I.  FINANCIAL INFORMATION                                                3

ITEM 1.  FINANCIAL STATEMENTS                                                 3

         BALANCE SHEETS                                                       4

         STATEMENTS OF OPERATIONS                                             5

         STATEMENTS OF STOCKHOLDERS' EQUITY                                   6

         STATEMENTS OF CASH FLOWS                                             7

         NOTES TO FINANCIAL STATEMENTS                                        8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            9

ITEM 3.  CONTROLS AND PROCEDURES                                             15

PART II. OTHER INFORMATION                                                   15

ITEM 1.  LEGAL PROCEEDINGS                                                   15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

ITEM 5.  OTHER INFORMATION                                                   15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    16

SIGNATURES                                                                   16

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                              AUTEC ASSOCIATES INC.

                              FINANCIAL STATEMENTS

                      March 31, 2003 and December 31, 2002


                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets

                                                           March 31,  December 31,
                                                             2003        2002
                                                             ----        ----
                                                          (Unaudited)

CURRENT ASSETS
   Cash                                                    $ 10,547    $ 23,102
   Inventory                                                 13,818      13,205
                                                           --------    --------

     Total Current Assets                                    24,365      36,307
                                                           --------    --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                     2,497       2,497
   Less - accumulated depreciation                             (874)       (749)
                                                           --------    --------

     Total Property and Equipment                             1,623       1,748
                                                           --------    --------

     TOTAL ASSETS                                          $ 25,988    $ 38,055
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $ 19,964    $ 27,501
   Accrued expenses                                           1,081       3,868
                                                           --------    --------

     Total Current Liabilities                               21,045      31,369
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding          20,100      20,100
   Additional paid-in capital                                42,617      38,617
   Accumulated deficit                                      (57,774)    (52,031)
                                                           --------    --------

     Total Stockholders' Equity                               4,943       6,686
                                                           --------    --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 25,988    $ 38,055
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.


                             AUTEC ASSOCIATES, INC.
                            Statements of Operations
                                   (Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                    2003                2002
                                                ------------        ------------

REVENUE

   Net sales                                    $     50,206        $     33,529
   Cost of goods sold                                 31,359               9,031
                                                ------------        ------------

     Gross Profit                                     18,847              24,498
                                                ------------        ------------

EXPENSES

   General and administrative                         15,350              12,003
   Salaries                                            9,240               9,240
                                                ------------        ------------

     Total Expenses                                   24,590              21,243
                                                ------------        ------------

INCOME (LOSS) FROM OPERATIONS                         (5,743)              3,255

INCOME TAXES                                            --                  --
                                                ------------        ------------

NET INCOME (LOSS)                               $     (5,743)       $      3,255
                                                ============        ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE       $      (0.00)       $       0.00
                                                ============        ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                               12,500,000          12,500,000
                                                ============        ============


   The accompanying notes are an integral part of these financial statements.


                                AUTEC ASSOCIATES, INC.
                          Statements of Stockholders' Equity



                                           Common Stock         Additional
                                      -----------------------    Paid-In     Accumulated
                                        Shares       Amount      Capital       Deficit
                                      ----------   ----------   ----------   ----------

Balance, December 31, 2001            12,500,000   $   20,100   $   30,510   $  (34,835)

Contributed capital                         --           --          8,107         --

Net loss for the year ended
 December 31, 2002                          --           --           --        (17,196)
                                      ----------   ----------   ----------   ----------

Balance, December 31, 2002            12,500,000       20,100       38,617      (52,031)

Contributed capital (unaudited)             --           --          4,000         --

Net loss for the three months
 ended March 31, 2003 (unaudited)           --           --           --         (5,743)
                                      ----------   ----------   ----------   ----------

Balance, March 31, 2003 (unaudited)   12,500,000   $   20,100   $   42,617   $  (57,774)
                                      ==========   ==========   ==========   ==========



      The accompanying notes are an integral part of these financial statements.


                               AUTEC ASSOCIATES, INC.
                              Statements of Cash Flows
                                     (Unaudited)


                                                              For the Three Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                   2003        2002
                                                                 --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                             $ (5,743)   $  3,255
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
     Depreciation                                                     125         125
   Changes in operating assets and liabilities:
     Decrease in inventory                                           (613)       --
     Decrease in accounts payable                                  (7,537)    (30,259)
     Decrease in accrued expenses                                  (2,787)        (52)
                                                                 --------    --------

       Net Cash Used by Operating Activities                      (16,555)    (26,931)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --          --
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                              4,000        --
                                                                 --------    --------

       Net Cash Provided by Financing Activities                    4,000        --
                                                                 --------    --------

NET DECREASE IN CASH                                              (12,555)    (26,931)

CASH AT BEGINNING OF PERIOD                                        23,102      43,947
                                                                 --------    --------

CASH AT END OF PERIOD                                            $ 10,547    $ 17,016
                                                                 ========    ========

CASH PAID FOR:

   Interest                                                      $   --      $   --
   Income taxes                                                  $   --      $   --




     The accompanying notes are an integral part of these financial statements.

                                          7

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - EQUITY TRANSACTIONS

     During the quarter ended March 31, 2003, the Company recorded contributed capital of $4,000 for expenses paid by a shareholder on behalf of the Company.

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

     Net sales for the three-month period ended March 31, 2003 and for fiscal year ended December 31, 2002 were $50,206 and $171,995, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for the three-month period ended March 31, 2003 and for fiscal year ended December 31, 2002 ($5,743) and ($17,196), respectively.

PRODUCTS AND SERVICES

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

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2003 Compared to Three-Month Period Ended March 31, 2002

     The Company's net loss during the three-month period ended March 31, 2003 was approximately ($5,743) compared to net income of approximately $3,255 during the three-month period ended March 31, 2002 (an increase of $8,998).

     Net sales for the three-month periods ended March 31, 2003 and 2002 were $50,206 and $33,529, respectively (an increase of $18,677 during the three-month period ended March 31, 2003 compared to the three-month period ended March 31,
2002). The increase in net sales during the three-month period ended March 31, 2003 was primarily due to change in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

     Gross profit for the three-month periods ended March 31, 2003 and 2002 amounted to $18,847 and $24,498, respectively (a decrease of $5,651 during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002). Although net sales increased during the three-month period ended March 31, 2003, the decrease in net profit was primarily a result of an increase in cost of goods sold.

     During the three-month period ended March 31, 2003, the Company recorded operating expenses of $24,590 compared to $21,243 of operating expenses recorded during the three-month period ended March 31, 2002 (an increase of $3,347). The operating expenses incurred during the three-month period ended March 31, 2003 consisted primarily of the following: (i) general and administrative expenses of approximately $15,350 compared to $12,003 in general and administrative expenses incurred during the three-month period ended March 31, 2002; and (ii) salary expense of approximately $9,240 compared to $9,240 in salary expense incurred during the three-month period ended March 31, 2002. The increase in operating expenses during the three-month period ended March 31, 2003 was primarily due to the Company incurring more costs associated with its inventory acquisition and professional fees. General and administrative expenses generally include corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     A net loss was realized during the three-month period ended March 31, 2003 increased compared to net income during the three-month period ended March 31, 2002, which was primarily due to the increase in cost of goods sold reducing gross profit during the three-month period ended March 31, 2003. The Company's net loss during the three-month period ended March 31, 2003 was approximately ($5,743) compared to net income of approximately $3,255 during the three-month period ended March 31, 2002. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the Three-Month Period Ended March 31, 2003

     As of the three-month period ended March 31, 2003, the Company's current assets were $24,365 and its current liabilities were $21,045, which resulted in a working capital surplus of $3,320.

     As of the three-month period ended March 31, 2003, the Company's total assets were $25,988 compared to total assets of $38,055 for fiscal year ended December 31, 2002. This decrease in total assets from fiscal year ended December 31, 2002 was due primarily to a decrease in cash. As of the three-month period ended March 31, 2003, the Company's total assets consisted of: (i) $24,365 in current assets; and (ii) $1,623 in valuation of furniture and equipment (less accumulated depreciation).

     As of the three-month period ended March 31, 2003, the Company's total liabilities were $21,045 compared to total liabilities of $31,369 for fiscal year ended December 31, 2002. This decrease in total liabilities from fiscal year ended December 31, 2002 was due primarily to a decrease in accounts payable. As of the three-month period ended March 31, 2003, the Company's total liabilities consisted of: (i) $19,964 in accounts payable; and (ii) $1,081 in accrued expenses.

     As of the three-month period ended March 31, 2003, the Company's total assets exceeded its total liabilities by $4,943.

     As of the three-month period ended March 31, 2003, the Company's stockholders' equity decreased from $6,686 for fiscal year ended December 31, 2002 to $4,943 for the three-month period ended March 31, 2003.

     The Company has not generated positive cash flow from operating activities. For the three-month period ended March 31, 2003, the net cash used by operating activities was ($16,555) compared to net cash used by operating activities of ($26,931) for the three-month period ended March 31, 2002. The decrease in net cash used by operating activities during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 resulted from: (i) a net loss of ($5,743) incurred during the three-month period ended March 31, 2003 compared to net income of $3,255 realized during the three-month period ended March 31, 2002; (ii) a decrease in accounts payable to ($7,537) during the three-month period ended March 31, 2003 compared to ($30,259) during the three-month period ended March 31, 2002; and (iii) a decrease in accrued expenses to ($2,787) during the three-month period ended March 31, 2003 compared to ($52) during the three-month period ended March 31, 2002.

     The Company's cash flows from investing activities was $-0- during the three-month periods ended March 31, 2003 and 2002.

     Cash flows provided by financing activities was $4,000 during the three-month period ended March 31, 2003 compared to $-0- in cash flows provided by financing activities during the three-month period ended March 31, 2002, which resulted from contributed capital.

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

OFF-BALANCE BALANCE SHEET ARRANGEMENTS

     As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM III. CONTROLS AND PROCEDURES

     (a) The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

     (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AUTEC ASSOCIATES, INC.

Dated: May 20, 2003                         By: /s/ Arthur Garrison
                                            -------------------------
                                            Arthur Garrison,
                                            President/Chief Executive Officer


Dated: May 20, 2003                         By: /s/ Luther Jefferies
                                            -------------------------
                                            Luther Jefferies, Secretary/
                                            Chief Financial Officer