Form 10QSB
period 2003-06-30
AUTEC ASSOCIATES INC
filed 2003-08-19
CIK 1075861

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

         Yes  X       No
            -----       -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 18, 2003
------                                      -------------------------------
Common Stock, no par value                            12,500,000

Transitional Small Business Disclosure Format (check one)

         Yes          No  X
            -----       -----

PART I.  FINANCIAL INFORMATION                                                1

ITEM 1.  FINANCIAL STATEMENTS                                                 1

         BALANCE SHEETS                                                       2

         STATEMENTS OF OPERATIONS                                             3

         STATEMENTS OF STOCKHOLDERS' EQUITY                                   4

         STATEMENTS OF CASH FLOWS                                             5

         NOTES TO FINANCIAL STATEMENTS                                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            7

ITEM 3.  CONTROLS AND PROCEDURES                                             14

PART II. OTHER INFORMATION                                                   14

ITEM 1.  LEGAL PROCEEDINGS                                                   14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5.  OTHER INFORMATION                                                   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                   15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------



                             AUTEC ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002


                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                           June 30,   December 31,
                                                             2003        2002
                                                           --------    --------
                                                          (Unaudited)

CURRENT ASSETS
   Cash                                                    $ 12,951    $ 23,102
   Inventory                                                 16,318      13,205
                                                           --------    --------

     Total Current Assets                                    29,269      36,307
                                                           --------    --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                     2,497       2,497
   Less - accumulated depreciation                             (998)       (749)
                                                           --------    --------

     Total Property and Equipment                             1,499       1,748
                                                           --------    --------

TOTAL ASSETS                                               $ 30,768    $ 38,055
                                                           ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

   Accounts payable                                        $ 27,514    $ 27,501
   Accrued expenses                                           1,080       3,868
                                                           --------    --------

     Total Current Liabilities                               28,594      31,369
                                                           --------    --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding          20,100      20,100
   Additional paid-in capital                                42,617      38,617
   Accumulated deficit                                      (60,543)    (52,031)
                                                           --------    --------

     Total Stockholders' Equity                               2,174       6,686
                                                           --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 30,768    $ 38,055
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.


                                   AUTEC ASSOCIATES, INC.
                                  Statements of Operations
                                         (Unaudited)


                                 For the Three Months Ended       For the Six Months Ended
                                          June 30,                        June 30,
                                ----------------------------    ----------------------------
                                    2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
REVENUE

   Net sales                    $     39,830    $     33,151    $     90,036    $     66,680
   Cost of goods sold                 16,259          27,848          47,618          36,879
                                ------------    ------------    ------------    ------------

     Gross Profit                     23,571           5,303          42,418          29,801
                                ------------    ------------    ------------    ------------

EXPENSES

   Depreciation                          125             125             250             250
   General and administrative         16,975          14,108          32,272          25,986
   Salaries                            9,240           9,168          18,408          18,408
                                ------------    ------------    ------------    ------------

     Total Expenses                   26,340          23,401          50,930          44,644
                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                  (2,769)        (18,098)         (8,512)        (14,843)

INCOME TAXES                            --              --              --              --
                                ------------    ------------    ------------    ------------

NET LOSS                        $     (2,769)   $    (18,098)   $     (8,512)   $    (14,843)
                                ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,500,000      12,500,000      12,500,000      12,500,000
                                ============    ============    ============    ============


         The accompanying notes are an integral part of these financial statements.


                               AUTEC ASSOCIATES, INC.
                         Statements of Stockholders' Equity


                                         Common Stock         Additional
                                    -----------------------    Paid-in     Accumulated
                                      Shares       Amount      Capital       Deficit
                                    ----------   ----------   ----------   ----------

Balance, December 31, 2002          12,500,000       20,100       38,617      (52,031)

Contributed capital (unaudited)           --           --          4,000         --

Net loss for the six months ended
 June 30, 2003 (unaudited)                --           --           --         (8,512)
                                    ----------   ----------   ----------   ----------

Balance, June 30, 2003
 (unaudited)                        12,500,000   $   20,100   $   42,617   $  (60,543)
                                    ==========   ==========   ==========   ==========



     The accompanying notes are an integral part of these financial statements.


                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            2003         2002
                                                          --------     --------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $ (8,512)    $(14,843)
   Adjustments to receivable net loss to net cash
    used by operating activities
     Depreciation expense                                      250          250
   Changes in operating assets and liabilities:
     (Increase) decrease in inventory                       (3,114)       2,020
     Increase (decrease) in accounts payable                    13      (22,796)
     Increase (decrease) in accrued expenses                (2,788)      (1,099)
                                                          --------     --------

       Net Cash Used by Operating Activities               (14,151)     (36,468)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                       4,000         --
                                                          --------     --------

       Net Cash Provided by Financing Activities             4,000         --
                                                          --------     --------

NET DECREASE IN CASH                                       (10,151)     (36,468)

CASH AT BEGINNING OF PERIOD                                 23,102       43,947
                                                          --------     --------

CASH AT END OF PERIOD                                     $ 12,951     $  7,479
                                                          ========     ========

CASH PAID FOR:

   Interest                                               $   --       $   --
   Income taxes                                           $   --       $   --


   The accompanying notes are an integral part of these financial statements.

                                        5

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                             June 30, 2003 and 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2003, the Company's current liabilities exceed its current assets, and the Company experienced a loss for the period. It is the intent of the Company to continue its current operations, in accordance with its business prospectus, which management believes will generate enough cash to cover the Company's operating expenses. However, there is no guarantee that the Company will be able to achieve its goals or continue as a going concern.

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

     The Company's principal executive office is located at 38 East Osceola Street, Stuart, Florida 34994. Its telephone number is (561) 288-0666, its facsimile number is (561) 220-8132, and its e-mail address is autec@hotmail.com.

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

     Net sales for the six-month periods ended June 30, 2003 and 2002 were $90,036 and $66,680, respectively, resulting primarily from the sale of its jewelry products. However, the Company realized a net loss for the six-month periods ended June 30, 2003 and 2002 of ($8,512) and ($14,843), respectively.

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

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2003 Compared to Six-Month Period Ended June 30, 2002

     The Company's net loss during the six-month period ended June 30, 2003 was approximately ($8,512) compared to a net loss of approximately ($14,843) during the six-month period ended June 30, 2002 (a decrease of $6,331).

     Net sales for the six-month periods ended June 30, 2003 and 2002 were $90,036 and $66,680, respectively (an increase of $23,356 during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.). The increase in net sales during the six-month period ended June 30, 2003 was primarily due to change in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

     Gross profit for the six-month periods ended June 30, 2003 and 2002 amounted to $42,418 and $29,801, respectively (an increase of $12,617 during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002). Although cost of goods sold increased during the six-month period ended June 30, 2003, the increase in net profit was primarily a result of an increase in net sales.

     During the six-month period ended June 30, 2003, the Company recorded operating expenses of $50,930 compared to $44,644 of operating expenses recorded during the six-month period ended June 30, 2002 (an increase of $6,286). The operating expenses incurred during the six-month period ended June 30, 2003 consisted primarily of the following: (i) general and administrative expenses of approximately $32,272 compared to $25,986 in general and administrative expenses incurred during the six-month period ended June 30, 2002; (ii) salary expense of approximately $18,408 compared to $18,408 in salary expense incurred during the six-month period ended June 30, 2002; and (iii) depreciation of $250 compared to $250 in depreciation incurred during the six-month period ended June 30, 2002. The increase in operating expenses during the six-month period ended June 30, 2003 was primarily due to the Company incurring more general and administrative expenses. General and administrative expenses generally include corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

     Net loss realized during the six-month period ended June 30, 2003 increased compared to net loss realized during the six-month period ended June 30, 2002, which was primarily due to the increase in general and administrative expenses during the six-month period ended June 30, 2003. The Company's net loss during the six-month period ended June 30, 2003 was approximately ($8,512) compared to net loss of approximately ($14,843) during the six-month period ended June 30, 2002. The weighted average of common shares outstanding were 12,500,000 for the six-month periods ended June 30, 2003 and 2002, respectively.

Three-Month Period Ended June 30, 2003 Compared to Three-Month Period Ended June 30, 2002

     The Company's net loss during the three-month period ended June 30, 2003 was approximately ($2,769) compared to a net loss of approximately ($18,098) during the three-month period ended June 30, 2002 (a decrease of $15,329).

     Net sales for the three-month periods ended June 30, 2003 and 2002 were $39,830 and $33,151, respectively (an increase of $6,679 during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002.). The increase in net sales during the three-month period ended June 30, 2003 was primarily due to change in sales volume. Prices for the Company's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

     Gross profit for the three-month periods ended June 30, 2003 and 2002 amounted to $23,571 and $5,303, respectively (an increase of $18,268 during the three-month period ended June 30, 2003 compared to the three-month period ended June 30, 2002). Cost of goods sold decreased during the three-month period ended June 30, 2003, therefore, the increase in net profit was primarily a result of an increase in net sales and a decrease in cost of goods sold.

     During the three-month period ended June 30, 2003, the Company recorded operating expenses of $26,340 compared to $23,401 of operating expenses recorded during the three-month period ended June 30, 2002 (an increase of $2,939). The operating expenses incurred during the three-month period ended June 30, 2003 consisted primarily of the following: (i) general and administrative expenses of approximately $16,975 compared to $14,108 in general and administrative expenses incurred during the three-month period ended June 30, 2002; (ii) salary expense of approximately $9,240 compared to $9,168 in salary expense incurred during the three-month period ended June 30, 2002; and (iii) depreciation of $125 compared to $125 in depreciation incurred during the three-month period ended June 30, 2002. The increase in operating expenses during the three-month period ended June 30, 2003 was primarily due to the Company incurring more general and administrative expenses.

     Net loss realized during the three-month period ended June 30, 2003 decreased compared to net loss realized during the three-month period ended June 30, 2002, which was primarily due to the increase in net sales and the decrease in cost of goods sold during the three-month period ended June 30, 2003. The Company's net loss during the three-month period ended June 30, 2003 was approximately ($2,769) compared to net loss of approximately ($18,098) during the three-month period ended June 30, 2002. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the Six-Month Period Ended June 30, 2003

     As of the six-month period ended June 30, 2003, the Company's current assets were $29,269 and its current liabilities were $28,594, which resulted in a working capital surplus of $675.

     As of the six-month period ended June 30, 2003, the Company's total assets were $30,768 compared to total assets of $38,055 for fiscal year ended December 31, 2002. This decrease in total assets from fiscal year ended December 31, 2002 was due primarily to a decrease in cash. As of the six-month period ended June 30, 2003, the Company's total assets consisted of: (i) $29,269 in current assets; and (ii) $1,499 in valuation of furniture and equipment (less accumulated depreciation).

     As of the six-month period ended June 30, 2003, the Company's total liabilities were $28,594 compared to total liabilities of $31,369 for fiscal year ended December 31, 2002. This decrease in total liabilities from fiscal year ended December 31, 2002 was due primarily to a decrease in accrued expenses. As of the six-month period ended June 30, 2003, the Company's total liabilities consisted of: (i) $27,514 in accounts payable; and (ii) $1,080 in accrued expenses.

     As of the six-month period ended June 30, 2003, the Company's total assets exceeded its total liabilities by $2,174.

     As of the six-month period ended June 30, 2003, the Company's stockholders' equity decreased from $6,686 for fiscal year ended December 31, 2002 to $2,174 for the six-month period ended June 30, 2003.

     The Company has not generated positive cash flow from operating activities. For the six-month period ended June 30, 2003, the net cash used by operating activities was ($14,151) compared to net cash used by operating activities of ($36,468) for the six-month period ended June 30, 2002. The decrease in net cash used by operating activities during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 resulted from: (i) a net loss of ($8,512) incurred during the six-month period ended June 30, 2003 compared to a net loss of ($14,843) incurred during the six-month period ended June 30, 2002; (ii) a change in accounts payable to $13 during the six-month period ended June 30, 2003 compared to ($22,796) during the six-month period ended June 30, 2002; and (iii) a change in accrued expenses to ($2,788) during the six-month period ended June 30, 2003 compared to ($1,099) during the six-month period ended June 30, 2002.

     The Company's cash flows from investing activities was $-0- during the six-month periods ended June 30, 2003 and 2002, respectively,

     Cash flows provided by financing activities was $4,000 during the six-month period ended June 30, 2003 compared to $-0- in cash flows provided by financing activities during the six-month period ended June 30, 2002, which resulted from contributed capital.

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

                                          AUTEC ASSOCIATES, INC.

Dated: August 18, 2003                    By: /s/ Arthur Garrison
                                          -----------------------
                                          Arthur Garrison,
                                          President/Chief Executive Officer

Dated: August 18, 2003                    By: /s/ Luther Jefferies
                                          ------------------------
                                          Luther Jefferies, Secretary/
                                          Chief Financial Officer

                      LETTERHEAD OF AUTEC ASSOCIATES, INC.


                                  CERTIFICATION

I, Arthur Garrison, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Autec Associates, Inc. (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Arthur Garrison
                                          -------------------
                                          Arthur Garrison, President and Chief
                                          Executive Officer

                      LETTERHEAD OF AUTEC ASSOCIATES, INC.


                                  CERTIFICATION

I, Luther Jefferies, certify that:

1. I have reviewed and read this Quarterly Report on Form 10-QSB of Autec Associates, Inc. (the "Company");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its subsidiary, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     (c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and board of directors performing the equivalent functions of an audit committee:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Luther Jefferies
                                       --------------------
                                       Luther Jefferies, Chief Financial Officer