Form 10QSB
period 2003-09-30
AUTEC ASSOCIATES INC
filed 2003-12-09
CIK 1075861

--------------------------
                                                             OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: February 28, 2006
                                                      Estimated average burden
                                                      hours per response: 182.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

Commission file number: 000-32375


                             AUTEC ASSOCIATES, INC.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                        65-0067192
            -------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  38 East Osceola Street, Stuart, Florida 34994
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (561) 288-0666
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     12,500,000 common shares issued and outstanding as of November 14, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars. All references to CDN$ refer to Canadian Dollars.

As used in this annual report, the terms "we", "us", "our" and the "Company" mean Autec Associates, Inc. unless otherwise indicated.


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of Autec for the three and nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                             AUTEC ASSOCIATES, INC.

                              FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002


                             AUTEC ASSOCIATES, INC.
                                 Balance Sheets



                                     ASSETS
                                     ------

                                                         September 30,   December 31,
                                                             2003           2002
                                                          -----------     --------
                                                          (Unaudited)
CURRENT ASSETS
   Cash                                                    $ 14,061       $ 23,102
   Accounts receivable                                          882           --
   Inventory                                                 15,540         13,205
                                                           --------       --------

     Total Current Assets                                    30,483         36,307
                                                           --------       --------

PROPERTY AND EQUIPMENT

   Furniture and fixtures                                     2,497          2,497
   Less - accumulated depreciation                           (1,123)          (749)
                                                           --------       --------

     Total Property and Equipment                             1,374          1,748
                                                           --------       --------

TOTAL ASSETS                                               $ 31,857       $ 38,055
                                                           ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT LIABILITIES

   Accounts payable                                        $ 26,599       $ 27,501
   Accrued expenses                                             689          3,868
                                                           --------       --------

     Total Current Liabilities                               27,288         31,369
                                                           --------       --------

STOCKHOLDERS' EQUITY

   Common stock; 20,000,000 shares authorized of no par
    value, 12,500,000 shares issued and outstanding          20,100         20,100
   Additional paid-in capital                                48,569         38,617
   Accumulated deficit                                      (64,100)       (52,031)
                                                           --------       --------

     Total Stockholders' Equity                               4,569          6,686
                                                           --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 31,857       $ 38,055
                                                           ========       ========


   The accompanying notes are an integral part of these financial statements.


                                   AUTEC ASSOCIATES, INC.
                                  Statements of Operations
                                         (Unaudited)


                                          For the                          For the
                                     Three Months Ended               Nine Months Ended
                                        September 30,                   September 30,
                                ----------------------------    ----------------------------
                                    2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
REVENUE

   Net sales                    $     31,800    $     26,952    $    121,836    $     93,632
   Cost of goods sold                 12,591          11,986          60,209          48,865
                                ------------    ------------    ------------    ------------

     Gross Profit                     19,209          14,966          61,627          44,767
                                ------------    ------------    ------------    ------------

EXPENSES

   Depreciation                          124             125             374             375
   General and administrative         13,438           9,303          45,710          35,289
   Salaries                            9,204           9,204          27,612          27,612
                                ------------    ------------    ------------    ------------

     Total Expenses                   22,766          18,632          73,696          63,276
                                ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                  (3,557)         (3,666)        (12,069)        (18,509)

INCOME TAXES                            --              --              --              --
                                ------------    ------------    ------------    ------------

NET LOSS                        $     (3,557)   $     (3,666)   $    (12,069)   $    (18,509)
                                ============    ============    ============    ============

BASIC LOSS PER SHARE            $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               12,500,000      12,500,000      12,500,000      12,500,000
                                ============    ============    ============    ============


         The accompanying notes are an integral part of these financial statements.


                                AUTEC ASSOCIATES, INC.
                           Statement of Stockholders' Equity



                                          Common Stock         Additional
                                     -----------------------    Paid-in     Accumulated
                                       Shares       Amount      Capital       Deficit
                                     ----------   ----------   ----------   ----------

Balance, December 31, 2002           12,500,000   $   20,100   $   38,617   $  (52,031)

Contributed capital (unaudited)            --           --          9,952         --

Net loss for the nine months ended
 September 30, 2003 (unaudited)            --           --           --        (12,069)
                                     ----------   ----------   ----------   ----------

Balance, September 30, 2003
 (unaudited)                         12,500,000   $   20,100   $   48,569   $  (64,100)
                                     ==========   ==========   ==========   ==========








      The accompanying notes are an integral part of these financial statements.


                             AUTEC ASSOCIATES, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                 For the
                                                            Nine Months Ended
                                                               September 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                               $(12,069)    $(18,509)
   Adjustments to receivable net loss to net cash
    used by operating activities
     Depreciation expense                                      374          375
   Changes in operating assets and liabilities:
     Increase in accounts receivable                          (882)        --
     (Increase) decrease in inventory                       (2,335)         730
     Decrease in accounts payable                             (902)     (24,821)
     Decrease in accrued expenses                           (3,179)      (1,099)
                                                          --------     --------

       Net Cash Used by Operating Activities               (18,993)     (43,324)
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES                          --           --
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Contributed capital                                       9,952        4,493
                                                          --------     --------

       Net Cash Provided by Financing Activities             9,952        4,493
                                                          --------     --------

NET DECREASE IN CASH                                        (9,041)     (38,831)

CASH AT BEGINNING OF PERIOD                                 23,102       43,947
                                                          --------     --------

CASH AT END OF PERIOD                                     $ 14,061     $  5,116
                                                          ========     ========

CASH PAID FOR:

   Interest                                               $   --       $   --
   Income taxes                                           $   --       $   --


   The accompanying notes are an integral part of these financial statements.

                                        5

                             AUTEC ASSOCIATES, INC.
                        Notes to the Financial Statements
                           September 30, 2003 and 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2003, the Company's current liabilities exceed its current assets, and the Company experienced a loss for the period. It is the intent of the Company to continue its current operations, in accordance with its business prospectus, which management believes will generate enough cash to cover the Company's operating expenses. However, there is no guarantee that the Company will be able to achieve its goals or continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation.

GENERAL

Autec Associates, Inc. was formed on September 30, 1988 as a corporation under the laws of the State of Florida (the "Company"), and currently trades on the Over-the-Counter Bulletin Board under the symbol "AUTC". Since its inception in 1988, Autec has been engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. Autec also manufactures and designs numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments.

Autec's principal executive office is located at 38 East Osceola Street, Stuart, Florida 34994. Its telephone number is (561) 288-0666, its facsimile number is
(561) 220-8132, and its e-mail address is autec@hotmail.com.

Autec currently maintains a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. Autec intends to broaden its customer base by selling its jewelry products within the United State and Canada. Individual retail customers for the jewelry products are the primary targeted consumers. Autec's current market concentration is in southeastern United States, which is primarily due to long-term existing relationships with certain clients.


RESULTS OF OPERATION

Nine month Period Ended September 30, 2003 Compared to Nine month Period Ended September 30, 2002

Net sales for the nine month periods ended September 30, 2003 and 2002 were $121,836 and $93,632, respectively, resulting primarily from the sale of its jewelry products. However, Autec realized a net loss for the nine month periods ended September 30, 2003 and 2002 of ($12,069) and ($18,509), respectively.

Autec's loss from operation during the nine month period ended September 30, 2003 was ($12,069) compared to a loss from operations of ($18,509) during the nine month period ended September 30, 2002 (a decrease of $6,440).

Net sales for the nine month periods ended September 30, 2003 and 2002 were $121,836 and $93,632, respectively (an increase of $28,204 during the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.). The increase in net sales during the nine month period ended September 30, 2003 was primarily due to change in sales volume. Prices for Autec's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

Gross profit for the nine month periods ended September 30, 2003 and 2002 amounted to $61,627 and $44,767, respectively (an increase of $16,860 during the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002). Although cost of goods sold increased during the nine month period ended September 30, 2003, the increase in net profit was primarily a result of an increase in net sales.

During the nine month period ended September 30, 2003, Autec recorded operating expenses of $73,696 compared to operating expenses of $63,276 recorded during the nine month period ended September 30, 2002 (an increase of $10,420). The operating expenses incurred during the nine month period ended September 30, 2003 consisted primarily of the following: (i) general and administrative expenses of $45,710 compared to $35,289 in general and administrative expenses incurred during the nine month period ended September 30, 2002; (ii) salary expense of $27,612 compared to $27,612 in salary expense incurred during the nine month period ended September 30, 2002; and (iii) depreciation of $374 compared to $375 in depreciation incurred during the nine month period ended September 30, 2002. The increase in operating expenses during the nine month period ended September 30, 2003 was primarily due to Autec incurring more general and administrative expenses. General and administrative expenses include corporate overhead, shipping and warehousing costs, selling expenses and professional fees.

Net loss realized during the nine month period ended September 30, 2003 decreased compared to net loss realized during the nine month period ended September 30, 2002, which was primarily due to the increase in revenues during the nine month period ended September 30, 2003. Autec's net loss during the nine month period ended September 30, 2003 was ($12,069) compared to net loss of ($18,509) during the nine month period ended September 30, 2002. The weighted average of common shares outstanding were 12,500,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

Autec's loss from operations during the three-month period ended September 30, 2003 was ($3,557) compared to a loss from operations of ($3,666) during the three-month period ended September 30, 2002 (a decrease of $109).

Net sales for the three-month periods ended September 30, 2003 and 2002 were $31,800 and $ 26,952, respectively (an increase of $4,848 during the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.). The increase in net sales during the three-month period ended September 30, 2003 was primarily due to change in sales volume. Prices for Autec's jewelry products have been and continue to be consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume.

Gross profit for the three-month periods ended September 30, 2003 and 2002 amounted to $19,209 and $14,966, respectively (an increase of $4,243 during the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002). Cost of goods sold decreased during the three-month period ended September 30, 2003, therefore, the increase in net profit was primarily a result of an increase in net sales.

During the three-month period ended September 30, 2003, Autec recorded operating expenses of $22,766 compared to $18,632 of operating expenses recorded during the three-month period ended September 30, 2002 (an increase of $4,134). The operating expenses incurred during the three-month period ended September 30, 2003 consisted primarily of the following: (i) general and administrative expenses of $13,438 compared to $9,303 in general and administrative expenses incurred during the three-month period ended September 30, 2002; (ii) salary expense of $9,204 compared to $9,204 in salary expense incurred during the three-month period ended September 30, 2002; and (iii) depreciation of $124 compared to $125 in depreciation incurred during the three-month period ended September 30, 2002. The increase in operating expenses during the three-month period ended September 30, 2003 was primarily due to Autec incurring more general and administrative expenses.

Net loss realized during the three-month period ended September 30, 2003 decreased compared to net loss realized during the three-month period ended September 30, 2002, which was primarily due to the increase in net sales during the three-month period ended September 30, 2003. Autec's net loss during the three-month period ended September 30, 2003 was ($3,557) compared to net loss of ($3,666) during the three-month period ended September 30, 2002. The weighted average of common shares outstanding were 12,500,000 for the three-month periods ended September 30, 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

For the Nine month Period Ended September 30, 2003

As at September 30, 2003, Autec's current assets were $30,483 and its current liabilities were $27,288, which resulted in a working capital surplus of $4,569.

As at September 30, 2003, Autec's total assets were $31,857 compared to total assets of $38,055 for fiscal year ended December 31, 2002. This decrease in total assets from fiscal year ended December 31, 2002 was due primarily to a decrease in cash. As of the nine month period ended September 30, 2003, Autec's total assets consisted of: (i) $30,483 in current assets; and (ii) $1,374 in valuation of furniture and equipment (less accumulated depreciation).

As of September 30, 2003, Autec's total liabilities were $27,288 compared to total liabilities of $31,369 for fiscal year ended December 31, 2002. This decrease in total liabilities from fiscal year ended December 31, 2002 was due primarily to a decrease in accrued expenses. As of September 30, 2003, Autec's total liabilities consisted of: (i) $26,599 in accounts payable; and (ii) $689 in accrued expenses.

As of the nine month period ended September 30, 2003, Autec's total assets exceeded its total liabilities by $4,569.

As of September 30, 2003, Autec's stockholders' equity decreased from $6,686 for fiscal year ended December 31, 2002 to $4,569 as of September 30, 2003.

Autec has not generated positive cash flow from operating activities. For the nine month period ended September 30, 2003, the net cash used by operating activities was ($18,993) compared to net cash used by operating activities of ($43,324) for the nine month period ended September 30, 2002. The decrease in net cash used by operating activities during the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 resulted primarily from: (i) a net loss of $12,069 incurred during the nine month period ended September 30, 2003 compared to a net loss of $18,509 incurred during the nine month period ended September 30, 2002; (ii) an increase in accounts receivable for the period ended September 30, 2003 in the amount of $882; (iii) an increase in inventory during the nine month period ended September 30, 2003 in the amount of $2,335 compared to a decrease in inventory during the nine month period ended September 30, 2003 of $730; (iv) a decrease in the balance of accounts payable as of September 30, 2003 in the amount of $902 compared to a decrease in the balance of accounts payable of $24,821 during the nine month period ended September 30, 2002; and (v) a decrease in accrued expenses of $3,179 during the period ended September 30, 2003 compared to a decrease of $1,099 during the nine month period ended September 30, 2002.

Autec's cash flows from investing activities was $-0- during the nine month periods ended September 30, 2003 and 2002, respectively, Cash flows provided by financing activities was $9,952 during the nine month period ended September 30, 2003 compared to $4,493 in cash flows provided by financing activities during the nine month period ended September 30, 2002, which resulted from contributed capital.

Future Capital Needs

From the date of this Quarterly Report, management believes that Autec can satisfy its cash requirements for the next three months based on its ability to generate revenues or obtain advances from certain investors and related parties.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, Autec does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on Autec's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with Autec is a party, under which Autec has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Research and Development.

Autec did not expend any fund towards research and development during the nine month period ended September 30, 2003 and we do not anticipate incurring any significant expenditures on research and development over the next six months.

Capital Expenditure Commitments.

Autec did not undertake any capital expenditure commitments during the nine month period ended September 30, 2003, and do not anticipate any significant purchase or sale of equipment over the next three months.

Item 3. Controls and Procedures.

The Company's certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and the Company's Chief Executive Officer and Chief Financial Officer have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits

31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K.

Not Applicable.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Autec Associates, Inc.
                             ----------------------
                                  (Registrant)


    Date:  December 8, 2003            BY: /s/ "Arthur Garrison"

                                            Arthur Garrison
                             President, Chief Executive Officer, Principal
                                      Executive Officer, Director


    Date:  December 8, 2003            BY: /s/ "Luther Jefferies

                                            Luther Jefferies
                             Secretary, Chief Financial Officer, Principal
                                      Financial Officer, Director