Form 10KSB
period 2003-12-31
CAPITAL HILL GOLD INC
filed 2004-04-13
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

Commission file number: 000-32375
Capital Hill Gold, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	65-0067192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1057 East 21st Avenue Vancouver, B.C., V5V 1S6 Canada
(Address of principal executive office) (Zip Code)
(604) 725-4160
(Issuer's telephone number, Including Area Code)
Autec Associates Inc, 2405 Southeast Dixie Hwy.
Stuart Florida
(Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x].

The issuer's total revenues for the year ended December 31, 2003 were $169,665.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $11,701,500 based on the average closing bid and asked prices for the common stock on March 31, 2004.

At March 31, 2004, the number of shares outstanding of the registrant's common Stock, $0.001 par value (the only class of voting stock), was 20,470,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Autec Associates, Inc. (“Autec”) was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the “Company”). The Company’s shares trade on the Over-the-Counter Bulletin Board under the symbol “CAGI”. Since its inception in 1988, the Company was engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company also manufactured and designed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments.

The Company managed a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intended to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company’s market concentration was in southeastern United States, which was primarily due to long-term existing relationships with certain clients.

In September 2003, the Company’s Board of Directors were introduced to representatives of Capital Hill Resources Ltd., (“CHG”)an Alberta private corporation involved in mining exploration. The meeting was prompted, in part, by the difficulty Autec was experiencing in raising additional equity financing for its business.

On January 12, 2004, the Company entered into an option agreement (the “Option”) with Capital Hill Resources Ltd. Under this agreement the Company may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE & NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4 located in Cochise County Arizona.

The Option is subject to the terms of two underlying option agreements and one surface lease with option to purchase agreement collectively referred to as the “Mexican Hat Agreements”. On August 1, 2003, Norman A. Pearson assigned 100% of his rights in the three agreements forming the Mexican Hat Agreements to Capital Hill Resources Ltd. The Mexican Hat Agreements consists of two option agreements by and between Mr. Pearson and Mr. Manuel R. Hernandez dated January 14, 2002 and December 14, 2002 respectively; and a surface lease with option to purchase agreement dated July 1, 2003 by and between Mr. Pearson and Ms. Kay B. Graham. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property the surface rights being acquired.

On February 16, 2004, the Company changed its name from; Autec Associates Inc. to Capital Hill Gold, Inc. (“Capital Hill”) and increased the authorized share capital of Autec from 20,000,000 shares of common stock with a $.001 par value to 200,000,000 shares of common stock with a $.001 par value. As a result, the Company’s trading symbol changed from “AUTC” to “CAGI”.

On February 26, 2004, the Company issued 12,000,000 unregistered shares of its common stock to Capital Hill Resources Ltd. as consideration for the Option.

On February 26, 2004, the Company sold its assets in its jewelry business to Arthur Garrison. These assets had a deemed value of $65,000. The Company accepted the return and cancellation of 4,430,000 shares of common stock from Mr. Garrison and others as full satisfaction of the purchase price. This sale was conducted pursuant to an asset and purchase agreement dated January 12, 2004

On February 26, 2004, Messrs. Arthur Garrison and Luther Jefferies resigned from the Board of Directors of the Company. These resignations were as a result of the Company’s change in business direction to mining exploration and development.

On February 26, 2004, Messrs. Malcolm M. Cameron, Francisco Kent Carasquero and Peter K. Holeczek became directors of the Company

On February 27, 2004, the Company signed a Management Agreement with Capital Hill Resources Ltd.

PRODUCTS AND SERVICES

Business Strategy

The Company’s business strategy for the past two years has focused on the following: (i) capitalizing on the Company’s manufacturing process; (ii) extending the customer base and utilizing non-traditional distribution lines such as the Internet; and (iii) develop and maintain a broad product mix.

Jewelry

The Company designed, manufactured, marketed and repaired jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company designed and manufactured virtually all modern kinds of jewelry, including necklaces, earrings, rings, bracelets, and other ornaments, and marketed these items principally as fashion accessories with an average sales price of approximately $200 per item.

The Company primarily used the diamond in its design and production of jewelry products because of its special optical properties. Its high refractive index, or light-bending ability, enables it to throw back almost all the light that enters a well-cut diamond. This gives rise to the diamond’s brilliant luster. Second, the diamond exhibits strong dispersion, or the ability to separate the various colors of the spectrum. This causes the diamond to throw back the bright flashes of separate colors for which it is particularly noted. Approximately ninety percent (90%) of the Company’s capital available for purchase of precious gemstones was used to purchase diamonds.

The Company employed the services of a third-generation goldsmith who designs the jewelry and sets precious stones. The Company intended to maintain a broad mix of its designed jewelry so that it could meet the varying needs of its customers. This would have enabled the Company to supply each individual customer with a number of unique, creative and different styles of jewelry. The Company attempted to provide its customers with rings and other jewelry products that also incorporate traditional styles and designs.

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

The Company employed a metallurgical supervisor who was primarily responsible for the casting and fabrication of the metals. The metallurgist produces components for jewelry in a number of ways.

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

The Company generally utilized four different methods of the casting process: sand casting, investment casting and centrifugal casting. Of the many types of molds employed in casting, various molding materials are used thus creating a pattern. The pattern is a composite of traits or features characteristic of the specific artistic or decorative design.

In sand casting, the molding sand is placed in a two-part form and is packed around the pattern. When the sand is compacted sufficiently, the two parts are separated and the pattern is removed.

Investment casting is an adaptation of the “lost-wax” process. It can be used to produce highly detailed precision components of jewelry. In investment casting, the pattern is melted out by heating the mold, or vaporizes as the molten metal is poured in. In the casting process employing the shell molding, the pattern is made of metal heated to a high temperature. The molding material is packed around the heated pattern, the resin sets binding the mold into a thin shell that reproduces the pattern exactly.

The last, centrifugal casting or “lost wax process”, is the process the Company has refined thus developing and utilizing its unique casting process. This “lost wax process” generally involves utilization of a wax duplicate of the piece to be cast, which is placed in a semi-liquid mixture of plaster (flask). The flask is subsequently placed in an oven and baked for a ten-hour period. During this time, the wax is melted out through an opening left in the flask and the plaster becomes solid. While still hot, the flask is placed in a centrifugal casting device, spun and molten metal is then introduced through the opening into the cavity left by the lost wax. Management believed that a certain disadvantage of the centrifugal casting involves the molten metal which is forced into the lost wax void and which thus typically compresses a certain amount of air or gas, thus forming and introducing into the casting porosity voids. A further disadvantage is that such process depends on the weight of the introduced hot metal to completely fill the lost wax void which may generally create varying densities. Therefore, the unique characteristic developed and utilized by the Company in the “lost wax process” subsequently involves setting the hot flask upright and manually pouring the molten metal into the cavity left by the lost wax while simultaneously utilizing and pulling a vacuum through the bottom of the flask, thus relieving any air or gas formed by the hot metal and ensuring consistent densities. It is with this unique characteristic and process that the Company produced distinguishing cylindrical castings and other patterns with hollow cores.

The Company believed that its metallurgist has combined certain processes and developed a new and unique process for the casting and fabrication of metals, and that the process distinguished the Company’s creations and designs from others on the market. The casting process combines modern technology, mechanization and hand craftsmanship to produce unique, innovative and fashionable jewelry. Management of the Company believed that its casting process is therefore a superior process because of the simultaneous utilization of the centrifugal device and vacuum. As a result, the developed process provided for the manufacture of high-quality rights, earrings, pendants and bracelets which are consistent in density with little or no porosity or voids. After the casting process, the jewelry undergoes a series of cleaning and polishing stages before being labeled for sale.

CUSTOMERS AND MARKETING

The Company maintained a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intended to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company’s market concentration was in the southeastern United States, which is primarily due to existing relationships with certain clients.

Marketing Strategy

The Company promoted its jewelry products to a wide range of customers via existing relationships, trade shows and product presentations. Management emphasized maintaining and building upon the Company’s relationships with existing customers. Management believed that the Company’s manufacturing process allowed the Company to provide its customers with uniquely designed jewelry competitively priced.

Management intended to create and establish of a website on the Internet. The Company intended to create a diamond and precious gemstone database from which the consumer could potentially be able to select a diamond or gemstone of their choice. Such a data base could allow the consumer to interact with the webpage and provide the Company with the consumer’s criteria for their respective selection, such as size, shape, color, clarity, and price range. The consumer could also be able to review all grading report data on diamonds and other precious gemstones that have been graded by laboratories such as European Gem Laboratories in Los Angeles, California (“EGL-LA”), European Gem Laboratories in New York, New York (“EGL-NY”) and Gemlogical Institute of America in New York, New York (“GIA”).

Management further believed that creation and establishment of a webpage on the Internet would set the Company apart from the typical mass production and manufacturing of jewelry. The customer would be able to personally interact with the jeweler throughout the creation of his/her jewelry, which would ultimately result in a very unique and specialized product. The website pages would have included photographs of finished jewelry, design information and ordering information.

The Company intended to market its jewelry products through the use of joint ventures, direct sales and independent commissioned representatives. To aid in the marketing of the Company’s products, the Company intended to utilize several marketing approaches including advertising in trade publications, press releases and advertising promotional tools, such as CD-ROMs, catalogs and participation in trade shows.

The Company had established and maintained contacts with diamond cutting houses located in South Africa, Belgium, India, Israel and Russia. Management worked closely with representatives of these diamond cutting houses in order to acquire a large selection of high quality diamonds and other gemstones featuring various popular cuts and carat weights.

The Company purchased its diamonds and other precious stones from such wholesalers at prices based on certain discounts suggested by Rapaport Report. Prices are generally set based upon the cost of the stone, materials, labor involved, and a general mark-up of approximately 50%.

EMPLOYEES AND CONSULTANTS

The Company employed two persons on a full-time basis for the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds One of the Company’s directors devoted a substantial amount of his time to the business of the Company and was primarily responsible for all day-to-day operations of the Company.

On Feb 26, 2004 these employees moved with the jewelry business acquired by Arthur Garrison and became the sole responsibility of Mr. Garrison.

PATENTS, LICENSES, TRADEMARKS, CONCESSIONS AND ROYALTY AGREEMENTS

As of the date of this Annual Report, the Company had not obtained any patents, licenses, franchises, concessions or royalty agreements pertaining to its casting process.

GOVERNMENTAL REGULATION

The Company’s operations were not subject to government regulation. Recent discoveries since the 1960s of diamond deposits in foreign countries, such as Russia and Israel, including the well known diamond deposits located in India, South Africa and Belgium, have exposed the diamond and precious stone industry to increased foreign government regulation regarding mining and production of diamonds. The exploration and mining of diamond deposits include laws and regulations with respect to safety and environmental concerns. In addition, because of the nature of the industry, many foreign countries have imposed regulations regarding the marketing of diamonds, which include laws focusing on increased security and black-markets. Such regulations and legislation, did not affect the availability, demand or price of diamonds and thus the Company’s business operations.

COMPETITION

The manufacture and distribution of jewelry products is a highly competitive industry. The Company competed with major domestic and international companies, many of which have significantly greater financial, technical, marketing and human resources. While management believed that the Company’s manufacturing and design process provided the Company with a competitive edge in certain markets, the Company did not apply for a patent on the casting process. Therefore, other jewelry manufacturers may have similarly developed production capabilities or better processes or developed other competitive advantages over the Company, thereby providing greater competition for the Company and materially affecting the Company’s business prospects.

CURRENT OPERATIONS

On January 12, 2004, the Company entered into an option agreement with Capital Hill Resources Ltd. to acquire two unpatented mineral claims (claim name: NE NW Half of Section 9), forty-two unpatented mineral claims (claim name: (Victor 1-42 inclusive) and the surface rights with an option to purchase the surface rights (453 acres) on Section 4 located in Arizona. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property the surface rights being acquired. Capital Hill Resources Ltd. acquired its interest in these the properties in August 2003, through the assignment of two option agreements between Messrs. Hernandez and Pearson to Capital Hill Resources Ltd., and the assignment by Mr. Pearson to Capital Hill Resources Ltd. of the surface lease and option to purchase agreement he had entered into with Ms. Graham.

Mineral Rights

Under the two assigned option agreements, the Company will acquire 100% undivided interest in the mineral rights of the unpatented mineral claims owned by Mr. Hernandez. The Hernandez mineral rights are subject to a Net Smelter Return (NSR) royalties (totaling 3%) and certain cash considerations totaling $18,000 per year on the Hernandez property for the next 19 years, with this sum increasing to US$ 24,000 for the next ten years and US$

30,000 for the next ten years after that. The first production royalty consists of a 3% NSR payable to Mr. Hernandez on the lode properties and the second production royalty consists of a 6% NSR payable to Capital Hill Resources Ltd. on the placer properties forming the Hernandez and Graham properties. The Company may buy-back one half of the production royalty payable to Mr. Hernandez by paying him the sum of $1,500,000 under each underlying option agreement. A further 3% NSR may be bought back from Capital Hill Resources Ltd. on the payment of the sum of $3,000,000 on the surface rights.

Surface Lease and Option to Purchase

Under the assigned lease and option to purchase agreement the Company will pay a total of $4,800 per year for the surface rights for the five year life of that agreement. The Company may acquire the underlying land to the surface rights on payment of $272,400 to Ms. Graham.

The Company is now a start-up, pre-exploration-stage mining company and has not generated or realized any revenues from its proposed mining operations.

To date Capital Hill Gold, Inc. has not performed any work on its property. The Company is presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists on its property until further exploration is done and a comprehensive evaluation concludes economic feasibility. The Company intends to try to develop any mineral deposits it finds or enter into a joint venture with another mining company.

The Property

Accessibility.

The Mexican Hat mineral claims are located approximately seventy-five miles southeast of the City of Tucson, Arizona, six miles south of the old ghost-town of Pearce located on Highway 191 and thirty-three miles from the town of Wilcox, situated on highway 10 linking Tucson, Arizona and El Paso. From Wilcox to access the property you travel southwest along highway 10 for eight miles, then southeast along highway 191 for about 19 miles to a junction with a secondary gravel road near Pearce that connects to Courtland. The property is located six miles further southward along the secondary road. Wilcox is a full service town and serves as the main trade and service centre within the county.

Expiration dates

The expiration date for the Mexican Hat properties (BLM) is September 1st of each year commencing September 2004. The expiration date for NE & NW of Section 9 (State) is November14th of each year commencing November 2004. Assessment expenses or cash in lieu is filed each year to keep the properties in good standing.

Surface Lease

Under the assigned lease agreement the Company is granted those certain surface only rights in and to that certain real property (the “Property”) located in Cochise County, Arizona, particularly Township 19 South, Range 25 East, Section 4; W ½ and N ½ NE ¼ in Cochise County, Arizona., approximately 453 acres. This lease includes the right to use as much of the surface of the Property for the purposes of exploring for, developing, and/or mining all mines, ores, minerals, and mineral deposits of every kind and character whatsoever in, on, upon the surface, or under the Property, the right to enter upon and to use the surface of the Property for the purpose of surveying, exploring for, and defining the extent and quality of all minerals and all mineral deposits in, on, upon the surface, or under the Property, and for developing, mining, stockpiling, milling, processing, leaching, removing, shipping and marketing such minerals and mineral deposits by whatever methods the Company may deem appropriate, including without limitation surface or solution mining; the right to construct and use tunnels, adits or working now or hereafter connected to or emanating from the surface of the Property as may be reasonably necessary.

The term of this Lease is for a period of five (5) years from the date July 1, 2003 hereof. This Lease is renewable thereafter by mutual agreement.

Physiography and Climate

The physiography of the region is “basin and range”. The property lies within the Willcox Basin, in the northern part of Sulpher Springs Valley, which cuts through Cochise County for nearly 100 miles and averages about 15 miles wide. The valley is bounded by the Chiricahua Mountains to the east and the Dragoon Mountains to the west. The valley floor lies about 4100 feet near Willcox and rises to over 9,000 feet in the surrounding mountain range.

The most significant topographic feature on the property is the Mexican Hat Mountain, thought to be a tertiary volcanic center, which at 5,221 feet elevation has a relief of about 500 feet. Several smaller hills are also found in the area and are generally aligned in a northeasterly direction.

Erosional debris from mineralized bedrock structures in the Mexican Hat Mountain and possibly nearby hills in the area is considered to be the main source of alluvial mineralization on the property.

The Climate is arid-desert with hot summers and mild winters. Annual precipitation is less than 12 inches with the majority falling by way of thunderstorms during the summer months. Vegetation consists of growths of mesquite trees, several species of cacti and other growths of small trees.

Property Geology

The Mexican Hat mining property is situated near the southern terminus of the Dragoon Mountains, a complexly thrusted range of Paleozoic and Mesozoic sedimentary rocks that have been intruded by dominantly granitic Jurassic and Tertiary plutons. Tertiary intermediate and felsic volcanic rocks crop out through the basin fill of the adjacent Sulphur Springs Valley. These Tertiary rocks from small peaks and knobs trend northwest and the Mexcian Hat peak is composed of these Tertiary volcanic units.

Proposed Exploration Program

During the next 12 months, the Company intends to start exploring for mineral reserves. The first phase of exploration will include diamond drilling and deep trench bulk sampling, sampling, assaying, structural geological work and surveys. The estimated first phase budget is estimated to cost $200,000 USD. Estimated period of the first phase is 3 months.

The second phase dependent upon first phase results will include the installation of a production facility with a capacity of 150 cu/yards per hour, (450,000 cu/yards per year) plant, diamond drilling, assaying, metallurgical testing, and refinery. The estimated cost for the second phase is $2,500,000 USD. Estimated period of the second phase is 12 months.

The Company does not have sufficient capital to begin this exploration or operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

Mining History.

Previous work on the property by others has been focused on the hard rock potential. In the 1930‘s part of the property was developed with one shaft about forty feet deep and four feet wide. It is believed this part of the property was operated as part of what is referred to as the Gold Band prospect in the area. In 1989, Oneida Resources Ltd. of Vancouver optioned the property from Mr. Hernandez and began exploration work including limited drilling in February 1989. In November 1989, Oneida entered into a joint-venture with Placer Dome U.S Inc. to further explore the property. Oneida and Placer spent approximately US$ 1,900,000 drilling 62,120 feet in 137 drill holes over the next thirteen months. In 1991, Oneida was unable to proceed with its planned drilling program. In 1992, Oneida acquired Placer’s 80% interest in the property and placed work on hold as it conducted a financial restructuring. Between 1992 and 1995 no work was conducted on the property. In December of 1995, Kalahari Resources Inc. entered into an agreement with Oneida whereby it could earn up to a 60% interest in the property by spending US$ 2,250,000 and producing a feasibility study. In 1996, thirteen drill holes were completed with ten holes reportedly intersecting gold. Further drill work was proposed for 1998, to which it is not known if the work was completed or if so the results of this program. In 2001 to 2003, Mr. Pearson conducted limited surface prospecting and sampling on the property. In the fall of 2003, Capital Hill Resources Ltd. commissioned an independent review and verification of the property with respect to the occurrence of potentially economic alluvial gold on the property by Charles K. Ikona, P.Eng., and Robert Friesen, P. Geol. Their report was completed January 12, 2004 (the “Ikona 2003 Report”).

Competitive Factors

The mining industry, in general, is competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for the sale of the ore. Numerous factors beyond the Company’s control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in Autec not receiving an adequate return on invested capital.

Regulations

The Company’s proposed mineral exploration program, is subject to extensive federal, state and local laws and regulations governing such exploration, development and operation of mining activities as well as the protection of the environment, including laws and regulations relating to obtaining permits to mine, protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

A number of bills have been introduced in the U.S. Congress over the past years that would revise in various respects the provisions of the current federal mining law, the Mining Law of 1872, but none of these proposals currently are under active consideration. However, if enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. The Company’s financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

Environmental Laws

The Company will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.

Employee and Management Agreements

Each of the President, CEO, Malcolm Cameron and the Secretary, CFO, Kent Carasquero is compensated USD $1000.00 per month as per their employee agreements dated February 18, 2004.

Pursuant to their employment agreements each of the President, CEO, Malcolm Cameron and the Secretary, CFO, Kent Carasquero were issued two hundred thousand (200,000) unregistered common shares of the Company and were both granted the right to Purchase 200,000 common shares from the corporations Stock Option Plan. Management of the Company expects to use consultants, attorneys, and accountants as necessary.

Under the Management Agreement (the “Agreement”), Capital Hill Resources, Ltd. (“CHR”) will assist the Company develop the Mexican Hat properties. Specifically CHR will supervise hiring qualified staff, oversee the performance of personnel and the operation of the business enterprises of the Company including but not limited to mining exploration; identify business opportunities for the Company, due diligence, and negotiate contracts for such opportunities; coordinate and administer all development programs including capital funding projects; prepare and disseminate business plans and engineering reports; liaison with corporate alliances, customers, auditors, solicitors and affiliated companies and potential business partners. The Term of this Agreement is for a period of 36 months commencing on March 1, 2004 and terminating December 31, 2007; and shall renew automatically for subsequent one year periods.

CHR shall be compensated on a monthly basis from March 1,2004 with a monthly retainer of $12,000 (the ” Fee”). The Fee may be renegotiated annually at the request of either the Company or CHR. In the event the fee is not renegotiated the Fee shall be increased by the greater of 5% or the amount of the cost of living index increase as published by the Canadian Federal government in its final annual publication of such reports. Further, CHR shall be funded for or reimbursed for all reasonable expenses incurred, or to be incurred, by CHR for the benefit of the Company

The Company is not a party to any labor contract or collective bargaining agreement. The Company has experienced no significant labor stoppages in recent years, and management believes that such relations are satisfactory.

Facilities

The Company’s new corporate headquarters will be located in Vancouver, British Columbia. Currently the Company is operating out of the office of Kent Carasquero a Director and Officer of the Company, located at 1057 East 21st Avenue, Vancouver, B.C. V5V at no cost.

RISK FACTORS

An investment in the Company’s Common Shares involves risk. The risks described below are not the only ones facing the Company. Additional risks not presently known to the Company or which management currently considers immaterial may also adversely affect the Company’s business. Management has attempted to identify the major factors under the heading “Risk Factors” that could cause differences between actual and planned or expected results, and has included all material risk factors. If any of the following risks actually happen, the Company’s business, financial condition and operating results could be materially adversely affected.

1.

Due to the fact that the Company no longer has the capability to produce revenue from its historical operations of jewelry sales, and has not yet established new operations, the Company re-entered the development stage on February 26, 2004. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

2.

The Company’s success and possible growth will depend on its ability to recover precious metals, process them, and successfully sell them on world markets. It is dependent on the market’s acceptance of the quality of the product presented for sale.

3.

Liquidity and the need for additional financing is a concern for the Company. There is no assurance that the Company will be able to obtain additional capital as required, or if the capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future that could impair its production efforts and adversely affect its results of operations.

4.

Management cannot be certain that the Company’s acquisition, exploration and development activities will be commercially successful. Substantial expenditures are required to acquire existing gold properties, to establish ore reserves through drilling and analysis, to develop metallurgical processes to extract metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. There can be no assurance that any gold reserves or mineralized material acquired or discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely basis.

5.	The price of gold is subject to fluctuations, which could adversely affect the realizable value of the Company’s assets and potential future results of operations and cash flow.

6.

The Company has not yet discovered any mineral reserves. The Company intends to attempt to acquire properties containing reserves and mineralized material with exploration potential. The price that the Company pays to acquire these properties will be, in large part, influenced by the price of gold at the time of the acquisition. The Company’s potential future revenues are expected to be, in large part, derived from the mining and sale of gold from these properties or from the outright sale of some of these properties. The value of these gold reserves and mineralized material, and the value of any potential mineral production there from, will vary in direct proportion to variations in those mineral prices. The price of gold has fluctuated widely, and is affected by numerous factors beyond the control of the Company, including, but not limited to, international, economic and political trends, expectations of inflation, currency exchange fluctuations, central bank activities, interest rates, global or regional consumption patterns and speculative activities. The effect of these factors on the price of gold, and therefore the economic viability of any of the Company’s projects, cannot accurately be predicted. Any drop in the price of gold would adversely affect the Company’s asset values, cash flows, potential revenues and profits.

7.

Mining exploration, development and operating activities are inherently hazardous. Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which the Company has direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, the Company could elect not to insure itself against such liabilities due to high premium costs or other reasons, in which event, the Company could incur significant costs that could have a material adverse effect on its financial condition.

8.

Reserve calculations are estimates only, subject to uncertainty due to factors including metal prices and recoverability of metal in the mining and mineral recovery process. There is a degree of uncertainty attributable to the calculation of reserves and corresponding grades dedicated to future production. Until reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of reserves and ore may vary depending on metal prices. Any material change in the quantity of reserves, mineralization, grade or stripping ratio may affect the economic viability of the Company’s properties. In addition, there can be no assurance that gold recoveries or other metal recoveries in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

9.

The Company’s exploration and development operations are subject to environmental regulations, which could result in incurrence of additional costs and operational delays. All phases of the Company’s operations are subject to environmental regulation. Environmental legislation is evolving in some countries or jurisdictions in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Company’s projects. The Company is currently subject to environmental regulations with respect to its properties in Arizona.

10.

U.S. Federal Laws. The Bureau of Land Management requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by the Company.

Forward-looking Statements

Certain statements included in this Information Statement regarding Capital Hill which are not historical facts are forward-looking statements, including the information provided with respect to the future business operations and anticipated agreements and projects of Capital Hill These forward-looking statements are based on current expectations, estimates, assumptions and beliefs of management; and words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve risks and uncertainties, including, but not limited to, the success of Capital Hill’s current or proposed business activities. Accordingly, actual results may differ materially from those expressed in the forward-looking statements.

Governmental Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. The Company has obtained or has pending applications for those licenses, permits or other authorizations currently required to conduct its exploration and other programs. The Company believes that it is in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed there under in the United States. There are no current orders or directions with respect to the foregoing laws and regulations.

Reports to Security Holders

The Company’s annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The Company files all of its required information with the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee. Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1057 East 21st Avenue, Vancouver, B.C. V5V. The office space is rented by Mr. Kent Carasquero, one of our officers and directors. The Company pays no rent for the use of this office.

ITEM 3. LEGAL PROCEEDINGS

No material developments occurred during the quarter ended December 31, 2003, with respect to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the Electronic Bulletin Board under the symbol, “CAGI.” The Company commenced trading during the second quarter of 2003.

Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter since the Company commenced trading in 2003 and the first quarter of 2004 are as follows:

There has been no repurchase by the Company of its shares within the fourth quarter of 2003.

Record Holders

As of March 30, 2004, there were approximately 35 shareholders of record holding a total of 20,470,000 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Securities Authorized Under Equity Compensation Plan

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the 12th day of January , 2004. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. The Company believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of Capital Hill. There is reserved for issuance under the Plan an aggregate of 2,000,000 shares of Common Stock. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of Capital Hill’s Common Stock (“Stock Rights”) may be granted under the Plan.

This plan has not been registered with the SEC. The shares issued under this plan are unregistered shares.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

SEC Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.”

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Factors that could cause of contribute to such differences include, but are not limited to, availability of financial resources adequate for short-, medium- and long-term needs, demand for our products and services and market acceptance, as well as those factors discussed in this “ITEM 6, Management’s Discussion and Analysis or Plan of Operations” and elsewhere in this report.

Plan of Operations

During the next 12 months, the Company intends to start exploring for mineral reserves. The first phase of exploration will include the completion of trenching, sampling, geophysical, geochemical and geological work and surveys. The second phase will include diamond drilling and other drilling, assaying and metallurgical testing, drifting and driving audits, tunnels and other underground work.

The Company does not have sufficient capital to begin this exploration or operate over the next fiscal year without a substantial infusion of operating capital. It will be necessary for the Company to either borrow funds to operate or generate operating funds through the sale of equity in the Company. There can be no assurance that the Company will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless the Company is successful in raising additional operating capital, it will not have sufficient funds to operate during the balance of the fiscal year.

Results of Operations

In February 2004, the Company’s Board of Directors entered into an agreement to sell the Company’s operating assets and jewelry operations to Art Garrison the previous President of the Company for Mr. Garrison’s 4,430,000 shares of the Company’s common stock. The Company recorded $ 169,665 in revenues from discontinued operations for the year ended December 31, 2003 and $171,995 for the year ended 2002. Prices for the Company’s jewelry products had been consistent as a percentage of costs. Therefore, any fluctuations in sales revenue would be derived from changes in sales volume

Losses from Discontinued Operations

Net loss for the year ended December 31, 2003 was $19,709 compared to a net loss of $17,196 in the year ended December 31, 2003 from discontinued operations. The Company expects that it may continue to incur losses until such time as its mining operations become profitable.

      Expenses from Discontinued Operations

In February 2004, the Company’s Board of Directors entered into an agreement to sell the Company’s operating assets and jewelry operations to Art Garrison previously an officer and director of the Company for Mr. Garrison’s 4,430,000 shares of the Company’s common stock.

The following are results of discontinued operations for the years ended December 31, 2003 and 2002.

General and administrative expenses for the year ended December 31, 2003, were $58,837 compared to $61,311 for the year ended December 31, 2002.

Salaries paid for the year ended December 31, 2003 were $38,205 compared to $36,816 for the year ended December 31,2002. Theses salaries were paid to Arthur Garrison previously an officer and director of the Company for his services as they related to the operation of the jewelry business.

The Company books all fees paid for legal, transfer agent, auditor and bookkeeping fees into an account called “professional fees.” The total 2003 balance of professional fees was $21,968.23. Audit fees for the year totaled $11,618.87. The sum of total transfer agent, legal, and bookkeeping fees for the year were $10,349.36. The total 2002 balance of professional fees was $29,629. Audit fees for the year totaled $13,088. The sum of total transfer agent, legal, and bookkeeping fees for the year were $16,541.

During the years ended December 31, 2003 and 2002, the Company incurred advertising costs of $1,087 and $841, respectively.

Depreciation is computed using the straight-line method over a seven-year useful life. Depreciation expense for the years ended December 31, 2003 and 2002 totaled $499 and $499, respectively.

Impact of Inflation on Discontinued Operations

The Company believes that inflation may have a negligible effect on future operations. The Company believes that it may be able to offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources from Discontinued Operations

As of December 31, 2003, the Company’s current assets were $34,204 and its current liabilities were $32,524, which resulted in a working capital surplus of $1,680.

As of December 31, 2003, the Company’s total assets were $35,453 consisting of: (i) $34,204 in current assets; and (ii) $1,249 in valuation of furniture and fixtures (less accumulated depreciation). As of December 31, 2003, the Company’s total liabilities consisted of $32,524 in current liabilities consisting of: (i) $30,563 in accounts payable; and (ii) $1,961 in accrued expenses. As of December 31, 2003, the Company’s total assets exceeded its total liabilities by $2,929.

As of December 31, 2003, the Company’s liabilities and stockholders’ equity decreased from $38,055 at fiscal year ended December 31, 2002 to $35,453 at fiscal year ended December 31, 2003.

The Company had not generated positive cash flow from operating activities. For fiscal year ended December 31, 2003, the net cash used by operating activities was ($17,350) compared to net cash provided by operating activities of $28,952 for fiscal year ended December 31, 2002. The change in net cash used by operating activities during fiscal year ended December 31, 2003 compared to December 31, 2002 resulted from: (i) a net loss of ($19,709) incurred during fiscal year ended December 31, 2003 compared to a net loss of ($17,196) incurred during fiscal year ended December 31, 2002; (ii) an increase in accounts payable to $3,062 during fiscal year ended December 31, 2002 compared to ($13,290) during fiscal year ended December 31, 2002; and (iii) a decrease in accrued expenses to ($1,907) during fiscal year ended December 31, 2003 compared to $2,080 during fiscal year ended December 31, 2002.

The Company’s cash flows from investing activities were $-0- during the fiscal years ended December 31, 2003 and 2002.

Cash flows used by financing activities was $15,952 during fiscal year ended December 31, 2003 compared to $8,107 in cash flows provided by financing activities during fiscal year ended December 31, 2002, which resulted primarily from contributed capital.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment over the periods covered by this report.

Income Tax Expense (Benefit)

The Company has experienced losses and as a result has net operating loss carry forwards available to offset future taxable income.

Recent Sales of Unregistered Securities

The following is a list of all unregistered securities sold by the Company within the period covered by this report, including, where applicable, the identity of the person who purchased the securities, title of the securities, and the date sold.

On February 18, 2004 the Company issued 12,000,000 shares of common stock at $0.0147 per share to Capital Hill Resources Ltd. for the purchase of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. an Alberta Corporation, pursuant to Regulation “D” Section 4(6) (Rule 506) adopted pursuant to the Securities Act of 1933.

On February 18,2004 the Company issued 200,000 shares of common stock at $0.0147 per share to Kent Carasquero a citizen and resident of Canada for services rendered to the Company as an employee, pursuant to Regulation “D” Section 4(6) (Rule 506) adopted pursuant to the Securities Act of 1933.

On February 18,2004 the Company issued 200,000 shares of common stock at $0.0147 per, Malcolm Cameron a citizen and resident of Canada for services rendered to the Company as an employee pursuant to Regulation “D” Section 4(6) (Rule 506) adopted pursuant to the Securities Act of 1933.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal years ended December 31, 2002 and 2003 are attached hereto as pages 24 through 37.

CAPITAL HILL GOLD, INC.

(FORMERLY AUTEC ASSOCIATES, INC.)

FINANCIAL STATEMENTS

December 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Capital Hill Gold, Inc.
(Formerly Autec Associates, Inc.)
Stuart, Florida

We have audited the accompanying balance sheet of Capital Hill Gold, Inc. (formerly Autec Associates, Inc.) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Hill Gold, Inc. (formerly Autec Associates, Inc.) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has sold its operating assets and operating business, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

HJ & Associates, LLC
Salt Lake City, Utah
April 9, 2004

CAPITAL HILL GOLD, INC.
(FORMERLY AUTEC ASSOCIATES, INC.)
Notes to the Financial Statements
December 31, 2003 and 2002

NOTE 6 - SUBSEQUENT EVENTS
(Continued)

Purchase of Mining Claims

On January 12, 2004 the Company entered into an Option Agreement with Capital Hill Resources, Ltd. whereby the Company obtained an option to acquire forty-two mineral unpatented mining claims in Cochise County, Arizona. On February 26, 2004 the Company issued 12,000,000 shares of its common stock as consideration for these claims.

Change in Control

As a consequence of the Company's Asset Purchase Agreement and its purchase of the Arizona mining claims, it experienced an effective change in the controlling entity of the Company. As a result of this change in control, Mr. Art Garrison and Mr. Luther Jeffries, both officers and directors of the Company, resigned their respective positions in February 2004. The Company elected four new directors in February 2004.

Stock Issuances

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in the Company’s principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s President (Malcolm Cameron) and Secretary (Kent Carasquero) act as the Company’s Chief Executive Officer and Chief Financial Officer (“Certifying Officers”). They are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer’s have concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that thedesign and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. The Company has no segregation of duties related to internal controls at this time. As a result the Company is presently relying on overriding management short term review procedures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Name                                Age                       Position(s) and Office(s)

Malcolm Cameron                     50                        President, CEO and Director
Francisco Kent Carasquero           37                        CFO, Secretary and Director
Peter Holeczek                      57                        Director

Malcolm M. Cameron — President, Chief Executive Officer and Director. Mr. Cameron holds a B.A.Sc. in Electrical Engineering and an M.B.A. from the University of British Columbia. He is a registered professional engineer in the Province of British Columbia and in the State of California. He is also a member of the Canadian Institute of Mining and Metallurgy and a senior member of the Institute of Electrical and Electronic Engineers. Since 2000, Mr. Cameron has been the principal electrical engineer for NORAM Engineering and Constructors Ltd., a private Vancouver based engineering company. Mr. Cameron also served as Vice President of Universal Dynamics Group Limited, a private Richmond based engineering company from 1980 to 1999.

Francisco Kent Carasquero – Chief Financial Officer, Secretary and Director. Mr. Carasquero holds an Advanced BA in Economics from the University of Manitoba. Since 2002, Mr. Carasquero has been the President, Tyee Capital Consultants, Inc. a private company involved in assisting publicly and privately held corporations in all major industry groups with structuring, marketing, investor communications, and equity and debt raising activities. Mr. Carasquero was Vice President Finance for Princeton Financial Group, Inc. from 1996 — 2002. Princeton provided a broad array of merchant banking, investment banking, investment management and financial advisory services.

Peter K. Holeczek – Director. Mr. Holeczek was involved with Power Technologies Inc. (PWTC — OTC.BB) from August 1998 until September 2003, as their primary investor relations contact. In addition he was also directly involved in the R & D aspect of the business by assisting in the design and construction of prototypes of a revolutionary lead acid battery, at the PWTC facilities at B.C. Research Institute (BCRI). Prior to joining PWTC, Mr. Holeczek spent the period from 1995 to 1998 with Lifestart Baby Systems (LSM — CDNX), as an investor relations consultant, and subsequently as Sales Director for the company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has:

(1)     not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2)     were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)     were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4)     were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

    (5)        were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate;

    (6)        were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Capital Hill Gold, Inc.

1057 East 21st Avenue

Vancouver, B.C.

V5V 1S6

Canada

Audit Committee and Audit Committee Financial Expert

At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company’s Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors have determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up junior mining company and has not yet generated or realized any revenues from our business operations. We are seeking, however, to have a financial expert in our Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION

Directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. No amounts have been paid to directors of the Company in such capacity since inception. Officers and directors are reimbursed for any out-of-pocket expenses incurred by them on behalf of The Company. As of December 31, 2004 neither Messrs. Garrison nor Jeffries had received any compensation, either directly or indirectly, for their services as directors and executive officers of Autec. Executive compensation is subject to change concurrent with the Company’s requirements.

Mr.     Garrison, however, has earned compensation pursuant to services performed on behalf of the Company relating to the manufacture and marketing of the Company’s products, as reflected below. As of December 31, 2004, neither Messrs. Garrison or Jeffries has earned compensation that remains unpaid.

The following table sets forth information relating to the compensation paid by the Company in each of the last three fiscal years to: (i) its Chief Executive Officer; and (ii) each of its executive officers whose annual compensation exceeded $100,000 during this period.

Compensation of Directors

The Company’s directors are not compensated as directors.

Indemnification

Under the Company’s By-Laws, the Company may be empowered to indemnify any officer or director, or an former officer or director, by a majority vote of the share holders, who were not parties to such action, suit or proceeding, in the manner provided in Section 607.014 of the Florida Statutes, as amended. If such indemnification is authorized by the directors or shareholders, expenses incurred in defending such civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding in the manner described in Subsection 5 of Section 607.014 of the Florida Statutes, as amended, upon receipt of an undertaking by or on behalf of the director, officer or employee, or agent to repay such amount unless he or she is found to be entitled to such indemnification.

Regarding indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) which may be permitted to directors or officers under Florida law, we are informed that, in the opinion of the SEC, indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 31, 2004, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 31, 2004, there were 20,470,000 shares of common stock issued and outstanding.

Promoters of the Company

Capital Hill Resources Ltd, Malcolm Cameron and Kent Carasquero are promoters of the Company.

Changes in Control

No person upon the exercise their option result in a change of control of the Company.

Management Employment Agreements

On February 18, 2004 the Company entered into employee agreements with Malcolm Cameron and Kent Carasquero both directors and officers of the Company as previously disclosed in Item 1 and 6 of this report.

On February 26, 2004, the Company entered into a Management Agreement with Capital Hill Resources Ltd. as previously disclosed in Item 1 of this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kent Carasquero a director and officer of the Company entered into an employee agreement with the Company on February 18, 2004 pursuant to which Mr. Carasquero is to receive a monthly salary of $1000.00, Two Hundred Thousand (200,000) unregistered common shares of the Company and was granted the right to Purchase 200,000 unregistered common shares from the corporations 2004 Stock Option Plan.

Malcolm Cameron a director and officer of the Company entered into an employee agreement with the Company on February 18, 2004 pursuant to which Mr. Cameron is to receive a monthly salary of $1000.00, Two Hundred Thousand (200,000) unregistered common shares of the Company and was granted the right to Purchase 200,000 unregistered common shares from the corporations 2004 Stock Option Plan.

On February 18, 2004 the Company issued 12,000,000 unregistered shares of common stock at $0.0147 per share to Capital Hill Resources Ltd. for the purchase of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. On February 27, 2004, the Company signed a Management Agreement with Capital Hill Resources Ltd.

On February 26, 2004, the Company entered into a Management Agreement with Capital Hill Resources Ltd (“CHR”) a promoter of the Company. CHR shall be compensated on a monthly basis from March 1,2004 with a monthly retainer of $12,000 (the ” Fee”). The Fee may be renegotiated annually at the request of either the Company or CHR. In the event the fee is not renegotiated the Fee shall be increased by the greater of 5% or the amount of the cost of living index increase as published by the Canadian Federal government in its final annual publication of such reports. Further, CHR shall be funded for or reimbursed for all reasonable expenses incurred, or to be incurred, by CHR for the benefit of the Company

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 45 of this Form 10-KSB, which is incorporated herein by reference.

(b)     Reports on Form 8-K. The following report on Form 8-K were filed by the Company during the last quarter of the year covered by this report:

1.

On March 1, the Company reported that on February 16, 2004, the Company changed its name from “Autec Associates Inc.” to “Capital Hill Gold, Inc. The Company also reported it had issued 12,000,000 shares of its common stock to Capital Hill Resources Ltd. in connection with its option to acquire forty-two mineral unpatented claims (claim name Victor 1-42 inclusive) and the NE & NW half of Section 9, and the surface rights with an option to purchase an additional 453 acres on Section 4 located in Cochise County Arizona. Further, the Company reported that it had sold its assets in its jewelry business to Arthur Garrison. These assets had a deemed value of $65,000. The Company accepted the return and cancellation of 4,430,000 shares of common stock from Mr. Garrison and others as full satisfaction of the purchase price. This sale was conducted pursuant to an asset and purchase agreement dated January 12, 2004. This report also confirmed that on January 12, 2004, the Company had entered into an option agreement with Capital Hill Resources Ltd. to acquire forty-two mineral unpatented claims (claim name Victor 1-42 inclusive) and the NE & NW half of Section 9, and the surface rights with an option to purchase an additional 453 acres on Section 4 located in Cochise County Arizona. Further, the Company reported that on February 26, 2004, Messrs. Malcolm M. Cameron, Francisco Kent Carasquero and Peter K. Holeczek became directors of the Company and Messrs. Arthur Garrison and Luther Jefferies resigned from the Board of Directors These resignations were in contemplation of the change of business direction the Company discussed in the Company’s Definitive Information Statement filed January 26, 2004 on Edgar.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)     Audit Fee.

The aggregate fees for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagement for two years are:

for fiscal year of 2002: $8,091.37; and

for fiscal year of 2003: $7,524.75.

(2)  Audit Related Fees.

None.

(3)	Tax Fees.

None.

(4)	All Other Fees.

None.

(5)

It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)	Not applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 200

Capital Hill Gold, Inc.
/s/ Malcolm Cameron
Malcolm Cameron, President and Chief Executive Officer,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date
/s/ Malcolm Cameron	President, CEO and Director	April 9, 2004
Malcolm Cameron
/s/ Francisco Kent Carasquero	Secretary, CFO and Director	April 9, 2004
Francisco Kent Carasquero

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21,2001
3(ii)	*	Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21,2001.)
3(iii)	*	By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21,2001.
3(iv)	*	Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 14C filed with the SEC on February 26,2004.
Material Contracts
10(i)	*	Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the SEC on February 26,2004.
10(ii)	*	Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the SEC on February 26,2004.
10(iii)	*	2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the SEC on February 26,2004.
10(iv)	Attached	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero
10(v)	Attached	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron
10(vi)	Attached	Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20

* Incorporated by reference from previous filings as noted.