Form 10QSB
period 2004-03-31
CAPITAL HILL GOLD INC
filed 2004-05-24
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **March 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-29321**

CAPITAL HILL GOLD, INC.

(Formerly "Autec Associates, Inc.")
(Exact name of small business issuer as specified in its charter)

FLORIDA	**65-0067192**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1057 East 21st Avenue, Vancouver, British Columbia, Canada V5V 1S6
(Address of principal executive office) (Postal Code)

(604) 725-4160
(Registrant's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of May 24, 2004 was 20,470,000.

1

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Capital Hill Gold, Inc. (formerly "Autec Associates, Inc."), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Unaudited Balance Sheets

ASSETS

	March 31, 2004 (Unaudited)	December 31, 2003
CURRENT ASSETS		
Cash	$ 445	$ 21,704
Inventory	-	12,500
Total Current Assets	445	34,204
PROPERTY AND EQUIPMENT		
Furniture and fixtures	-	2,497
Less - accumulated depreciation	-	(1,248)
Total Property and Equipment	-	1,249
TOTAL ASSETS	$ 445	$ 35,453

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31, 2004 (Unaudited)	December 31, 2003
CURRENT LIABILITIES		
Accounts payable	$ 3,157	$ 30,563
Note payable – related	6,100	-
Accrued expenses	-	1,961
Total Current Liabilities	9,257	32,524
STOCKHOLDERS' EQUITY (DEFICIT)		
Common stock; 200,000,000 shares authorized of $0.001 par value, 24,900,000 and 12,500,000 shares issued and outstanding, respectively	24,900	12,500
Additional paid-in capital	309,769	62,169
Treasury stock, at cost	(13,533)	-
Deficit accumulated prior to the development stage	(323,668)	(71,740)
Deficit accumulated during the development stage	(6,280)	-
Total Stockholders' Equity (Deficit)	(8,812)	2,929
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 445	$ 35,453

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Unaudited Statement of Operations

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	From Inception of the Development Stage on February 26, 2004 Through March 31, 2004
REVENUE			
Net sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross Profit	-	-	-
EXPENSES			
General and administrative	4,312	-	4,280
Salaries and employee compensation	262,000	-	2,000
Total Expenses	266,312	-	6,280
LOSS FROM CONTINUING OPERATIONS	(266,312)	-	(6,280)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	8,104	(5,743)	-
NET LOSS	$ (258,208)	$ (5,743)	$ (6,280)
BASIC AND DILUTED LOSS PER SHARE	$ (0.02)	$ (0.00)	
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,168,132	12,500,000	

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Unaudited Statements of Cash Flows

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	From Inception of the Development Stage on February 26, 2004 Through March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (258,208)	$ (5,743)	$ (6,280)
Adjustments to reconcile net loss to net cash used by operating activities:			
Depreciation	-	125	-
Common stock issued for services	260,000	-	-
Changes in operating assets and liabilities:			
Decrease in inventory	-	(613)	-
Increase (decrease) in accounts payable	(27,190)	(7,537)	3,157
Decrease in accrued expenses	(1,961)	(2,787)	-
Net Cash Used by Operating Activities	(27,359)	(16,555)	(3,123)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from note payable – related	6,100	-	2,000
Contributed capital	-	4,000	-
Net Cash Provided by Financing Activities	6,100	4,000	2,000
NET DECREASE IN CASH	(21,259)	(12,555)	(1,123)
CASH AT BEGINNING OF PERIOD	21,704	23,102	1,568
CASH AT END OF PERIOD	$ 445	$ 10,547	$ 445
CASH PAID FOR:			
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Unaudited Statements of Cash Flows (Continued)

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003	From Inception of the Development Stage on February 26, 2004 Through March 31, 2004
SUPPLIMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:			
Common stock issued for services	$ 260,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and December 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the period ended March 31, 2004 is not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 2 - SIGNIFICANT EVENTS

Sale of Business Assets

On January 12, 2004, the Company elected to sell its existing business assets and enter into the mining exploration and development industry. In connection with this change of business, the Company entered into a Purchase and Sale Agreement for its existing assets, whereby the Company sold all of its assets to Mr. Art Garrison (former president of the Company) in consideration of the return of Mr. Garrison's 4,430,000 shares of the Company's common stock to the Company's treasury. This Purchase and Sale Agreement became effective on February 26, 2004. The results of all prior jewely-making operations have been retroactively reclassified as discontinued operations in these financial statements. Due to the fact that as of March 31, 2004 the Company is no longer actively engaged in significant business operations, the Company is deemed to have re-entered the development stage as of February 26, 2004.

Amendment to Articles of Incorporation

On February 16, 2004, the Company resolved to amend its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc. In addition, the Company increased its authorized common stock from 20,000,000 shares to 200,000,000 shares, and adjusted the par value of its common shares from no par to $0.001 per share. References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of this change in par value.

CAPITAL HILL GOLD, INC.
(Formerly Autec Associates, Inc.)
(A Development Stage Company)
Notes to the Unaudited Financial Statements
March 31, 2004 and December 31, 2003

NOTE 2 - SIGNIFICANT EVENTS (Continued)

Purchase of Mining Claims

On January 12, 2004 the Company entered into an Option Agreement with Capital Hill Resources, Ltd. whereby the Company obtained an option to acquire forty-two mineral unpatented mining claims in Cochise County, Arizona. On February 26, 2004 the Company issued 12,000,000 shares of its common stock as consideration for these claims.

Change in Control

As a consequence of the Company's Asset Purchase Agreement and its purchase of the Arizona mining claims, it experienced an effective change in the controlling entity of the Company. As a result of this change in control, Mr. Art Garrison and Mr. Luther Jeffries, both officers and directors of the Company, resigned their respective positions in February 2004. The Company elected three new directors in February 2004.

Stock Issuances

In addition to the 12,000,000 shares issued for Arizona mining claims, the Company also issued 200,000 shares of common stock to both Mr. Kent Carasquero and Mr. Malcolm Cameron as a stipulation of their respective Employment Agreements with the Company, both of which are dated February 18, 2004.

NOTE 3 - GOING CONCERN

During the three months ended March 31, 2004, the Company sold is operating assets and its jewelry-making operations to its former president in exchange for 4,430,000 shares of the Company's common stock held by the former president. This transaction effectively eliminated the primary revenue-generating capability of the Company.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) seeking out business opportunities which would not require large cash investments, and (3) seeking to merge with or acquire an existing operating entity. In addition, management has discontinued its jewelry-making operations, and greatly reduced monthly overhead expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.

MANAGEMENT'S PLAN OF OPERATION

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in Cochise County, Arizona, known as the Mexican Hat properties. Pursuant to an option agreement ("Option") with Capital Hill Resources Ltd. the Company may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE, NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4.

The Option is subject to the terms of two underlying option agreements and one surface lease with option to purchase agreement collectively referred to as the "Mexican Hat Agreements". On August 1, 2003, Norman A. Pearson assigned 100% of his rights in the three agreements forming the Mexican Hat Agreements to Capital Hill Resources Ltd. The Mexican Hat Agreements consists of two option agreements by and between Mr. Pearson and Mr. Manuel R. Hernandez dated January 14, 2002 and December 14, 2002 respectively; and a surface lease with option to purchase agreement dated July 1, 2003 by and between Mr. Pearson and Ms. Kay B. Graham. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property the surface rights being acquired.

On February 27, 2004, the Company signed a Management Agreement ("Agreement"), with Capital Hill Resources Ltd ("CHR"). Under the Agreement, Capital Hill Resources, Ltd. is to assist the Company in the development of the Mexican Hat properties. Specifically CHR will supervise hiring qualified staff, oversee the performance of personnel and the operation of the business enterprises of the Company including but not limited to mining exploration; identify business opportunities for the Company, due diligence, and negotiate contracts for such opportunities; coordinate and administer all development programs including capital funding projects; prepare and disseminate business plans and engineering reports; liaison with corporate alliances, customers, auditors, solicitors and affiliated companies and potential business partners. The initial term of this Agreement is for a period of 36 months commencing on March 1, 2004 and ending on December 31, 2007, with automatic renew for subsequent one year periods.

The Mexican Hat Properties

Approximately 75 miles southeast of Tuscon, AZ, the Mexican Hat properties lies in the middle of a highly anomalous area. No less than twelve very large-scale producing or past-producing mineral mines lie within 50 miles of the property

The Mexican Hat properties have been the subject of extensive exploration over the last 15 years. Placer Dome Inc., spent $1.9 million conducting extensive drilling and trenching. An engineering study using an "Indicator Kreiging" technique indicated a reserve of 5.7 million tons at a grade of 0.027 ounces per ton gold.

The Company believes that the resource delineated by Placer Dome not only exists and is mineable, but can be expanded with a new understanding of the property. Further, the Company believes that the sub-surface of certain areas of the property bears economic grades of alluvial gold, which can be mined inexpensively. A deep trench program is currently underway to test and quantify the amount of gold-bearing alluvium.

Results of Operations

Operational Milestones

The Company intends to embark on a two phase exploration program in an attempt to determine the economic feasibility of developing the Mexican Hat properties for the extraction of precious metals. The Company must explore the Mexican Hat properties to determine the presence of minerals, if any, that exist on the property. Should the Company's exploration efforts determine mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

During the next 12 months, the Company intends to start exploring for mineral reserves. The first phase of exploration will include diamond drilling and deep trench bulk sampling, sampling, assaying, structural geological work and surveys. The estimated first phase budget is estimated to cost $200,000 USD and will require an estimated period of three months to complete. A deep trench program is currently underway to test and quantify the amount of gold-bearing alluvium.

The second phase dependent upon first phase results will include the installation of a production facility with a capacity of 150 cu/yards per hour, (450,000 cu/yards per year) plant, diamond drilling, assaying, metallurgical testing, and refinery. The estimated cost for the second phase is $2,500,000 USD and will require an estimated period of twelve months to complete.

The Company does not expect to receive revenues within its first 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. Further, even if the Company discovers precious metals on the Mexican Hat properties that can be extracted under economically attractive terms, it does not expect any revenues until after the completion of its two phase exploration program. For the current fiscal year, the Company anticipates incurring a loss as a result of exploration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended ("Exchange Act"). Since the Company does not anticipate generating any revenues in the near term it may continue to operate at a loss.

Losses

For the three month period ended March 31, 2004, the Company recorded an operating loss of $266,212. This lack of profitability is attributable to expenses related to accounting, administration and exploration expenses in connection with the Mexican Hat properties. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2004 and due to the nature of the Company's business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the three month period ending March 31, 2004.

Capital Resources and Liquidity

The Company had current assets of $445 and total assets of $445 as of the quarter ended March 31, 2004. These assets consist of cash on hand of $445. Stockholders' deficit in the Company was $8,812 at March 31, 2004. Cash flow used in operating activities was $-27,359 for the three months ending March 31, 2004. Cash was used on accounting, administration and exploration expenses.

The Company's current assets are insufficient to conduct its plan of operation over the next twelve (12) months. The Company does not have sufficient capital to complete its plan of operation without a substantial infusion of operating capital. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company's major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise with any prospective joint venture partner. The Company's inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in exploration decisions on the Mexican Hat properties; (iii) the ability of the Company to achieve sufficient revenues through operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company's President (Malcolm Cameron) and Secretary (Kent Carasquero) act as the Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers"). They are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of March 31,2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of March 31,2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred during the quarter ended March 31, 2004, with respect to pending litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 18, 2004 the Company issued 12,000,000 shares of common stock at $0.0147 per share to Capital Hill Resources Ltd. for the purchase of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. an Alberta Corporation. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the consulting services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On February 18, 2004 the Company issued 200,000 unregistered shares of common stock at $0.65 per share to Kent Carasquero a citizen and resident of Canada for services rendered to the Company as an employee. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the consulting services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

On February 18, 2004 the Company issued 200,000 unregistered shares of common stock at $0.65 per share to Malcolm Cameron a citizen and resident of Canada for services rendered to the Company as an employee. The Company relied on exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933 ("Securities Act") as amended. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only one offeree who were issued stock for consulting services; (3) the offeree did not resell the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offering of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the "issuer safe harbor"), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the "resale safe harbor"). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the consulting services were rendered, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country and having each person make representation to the Company certifying that he or she is not a U.S. person and is not acquiring the Securities for the account or benefit of a U.S. person other than persons who acquired the securities in transactions exempt from the registration requirements of the Securities Act; and also agrees only to sell the securities in accordance with the registration provisions of the Securities Act or an exemption therefrom, or in accordance with the provisions of Regulation S.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 15, 2004, the Company's board of directors adopted resolutions proposing and declaring advisable that the shareholders of the Company act on the following matters:

1. To approve the amendment of the Articles of Incorporation to:
   a. change the name of Autec from "Autec Associates, Inc." to "Capital Hill Gold, Inc."; and
   b. to increase the authorized share capital of Autec from 20,000,000 shares of common stock of with no par value to 200,000,000 shares of common stock with a par value of $0.001 per share;
2. To approve the change of business of Autec to mining exploration and development;
3. To approve our sale to Mr. Arthur Garrison, Autec's current President and Chief Executive Officer, our current business assets, under the terms of an asset purchase agreement by and between Autec, Arthur Garrison and certain other stockholders who have agreed to return 4,430,000 shares of common stock of Autec to be returned to treasury as consideration for this sale, as described in more detail in the attached proxy statement;
4. To approve the acquisition of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. and the issuance of 12,000,000 shares of common stock as consideration for these assets;
5. To elect three persons to Autec's Board of Directors to serve until the next annual general meeting of shareholders and until their respective successors are elected and qualify;
6. To adopt a stock option plan; and
7. To approve a management agreement with Capital Hill Resources Ltd.

On January 12, 2004, pursuant to Shareholders Action in Lieu of an Extraordinary Special Meeting of the Shareholders the shareholders approved:

An amendment to the Company's Articles of Incorporation to permit a name change from "Autec Associates, Inc." to "Capital Hill Gold, Inc." by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

An amendment to the Company's Articles of Incorporation to permit an increase in authorized share capital from 20,000,000 shares of common stock no par value to 200,000,000 shares of common stock with a par value of $0.001 by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

A change of business from jewelry sales to mining exploration by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

The sale to Mr. Arthur Garrison, the Company's former chief executive officer, of the Company's business assets, under the terms of an asset purchase agreement by and between Autec, Arthur Garrison and certain other stockholders by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

The acquisition of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. and the issuance of 12,000,000 shares of common stock as consideration for these assets by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

The election of three persons to the Company's board of directors:

The shareholders elected Francisco Kent Carasquero by a vote of 6,375,000 or 51% in favor and zero against with no abstensions to the Company's board of directors, elected Malcolm Cameron by a vote of 6,375,000 or 51% in favor and zero against with no abstensions to the Company's board of directors and elected Peter k. Holeczek by a vote 6,375,000 or 51% in favor and zero against with no abstensions to the Company's board of directors.

The adoption of a stock option plan by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

The terms of a Management Agreement with Capital Hill Resources Ltd by a vote of 6,375,000 or 51% in favor and zero against with no abstensions.

ITEM 5. OTHER INFORMATION

On February 16, 2004, the Company changed its name from; Autec Associates Inc. to Capital Hill Gold, Inc. and increased the authorized share capital of Autec from 20,000,000 shares of common stock with a $.001 par value to 200,000,000 shares of common stock with a $.001 par value. As a result, the Company's trading symbol changed from "AUTC" to "CAGI".

On February 26, 2004, the Company issued 12,000,000 unregistered shares of its common stock to CHR as consideration for the Option.

On February 26, 2004, the Company sold its assets in its jewelry business to Arthur Garrison. These assets had a deemed value of $65,000. The Company accepted the return and cancellation of 4,430,000 shares of common stock from Mr. Garrison and others as full satisfaction of the purchase price. This sale was conducted pursuant to an asset and purchase agreement dated January 12, 2004.

On February 26, 2004, Messrs. Arthur Garrison and Luther Jefferies resigned from the board of directors of the Company. These resignations were as a result of the Company's change in business direction to mining exploration and development.

On February 26, 2004, Messrs. Malcolm M. Cameron, Francisco Kent Carasquero and Peter K. Holeczek became directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The following report on Form 8-K were filed by the Company during the first quarter of the year covered by this report:

(i) On March 2, the Company reported a change its name from "Autec Associates Inc." to "Capital Hill Gold, Inc, the issuance of 12,000,000 shares of its common stock to Capital Hill Resources, Ltd. for an option to acquire unpatented claims and the surface rights over property located in Cochise County Arizona and the sale of its jewelry business. Further, the Company reported the resignations of Mr. Garrison and Luther Jefferies from the Company's board of directors and the appointment of Malcolm Cameron and Ken Carasquero to the Company's board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of May 2004.

Capital Hill Gold, Inc.

/s/ Malcolm Cameron
By: Malcolm Cameron, President and Chief Executive Officer

/s/ Kent Carasquero
By: Kent Carasquero, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001)
3(i)(b)	*	Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
3(i)(c)	*	Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004)
3(ii)	*	By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
Material Contracts
10(i)	*	Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the SEC on February 26, 2004.)
10(ii)	*	Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iii)	*	2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iv)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(v)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(vi)	*	Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd. (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
14	Attached	Code of Ethics
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company.