Form 10QSB
period 2004-06-30
CAPITAL HILL GOLD INC
filed 2004-08-23
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

Commission file number: 000-29321
Capital Hill Gold, Inc.
(Formerly "Autec Associates, Inc.")
(Exact name of small business issuer as specified in its charter)

Florida	65-0067192
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1403 East 900 South, Salt Lake City, Utah, 84105
(Address of principal executive office) (Zip Code)
(801) 582-9609
(Issuer's telephone number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

The number of outstanding shares of the registrant's common Stock, $0.001 par value (the only class of voting stock), as of  August 20, 2004 was 20,470,000.

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Unaudited Balance Sheet as of June 30, 2004	4

Unaudited statement of Operations for the three and six months ended June 30, 2004 and 2003 and the period since Date of Inception of Exploration Stage (February 26, 2004) to June 30, 2004	5
Unaudited Statement of Cash Flows for the three and six months ended June 30, 2004 and 2003 and the period since Date of Inception of Exploration stage (February 26, 2004) to June 30, 2004	6
Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	11
ITEM 3. CONTROLS AND PROCEDURES	14
PART II.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	14
SIGNATURES	15
INDEX TO EXHIBITS	16

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Capital Hill Gold, Inc. (formerly “Autec Associates, Inc.”), a Florida corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                        CAPITAL HILL GOLD, INC.
                                                   (formerly Autec Associates, Inc.)
                                                    (An Exploration Stage Company)
                                                             BALANCE SHEET
                                                             (Unaudited )
=========================================================================== ================ ================ ================

                                                                                                                 June 30,
                                                                                                                   2004
--------------------------------------------------------------------------- ---------------- ---------------- ----------------
--------------------------------------------------------------------------- ---------------- ---------------- ----------------

ASSETS

Current
         Cash                                                                                                          $3,408
         Prepaid expenses                                                                                                 750
         Deferred tax asset less valuation allowance of $137,360                                                         -

Total assets                                                                                                           $4,158
=========================================================================== ================ ================ ================
=========================================================================== ================ ================ ================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS

Current
         Accounts payable and accrued liabilities                                                                      $8,105
         Due to related parties (Note 4)                                                                               49,000
         Notes payable - related party (Note 5)                                                                        13,200
         Note payable (Note 5)                                                                                         20,000

Total liabilities                                                                                                      90,305

Stockholders' deficiency in assets
           Common stock, 200,000,000 shares authorized, $0.001 par value,
           20,470,000 shares issued and outstanding                                                                    20,470
         Additional paid in capital                                                                                   300,666
         Deficit accumulated prior to the exploration stage                                                         (323,668)
         Deficit accumulated during the exploration stage                                                            (83,615)

Total stockholders' deficiency in assets                                                                             (86,147)

Total liabilities and stockholders' deficiency in assets                                                               $4,158
=========================================================================== ================ ================ ================

                              The accompanying notes are an integral part of these financial statements.

                                                        CAPITAL HILL GOLD, INC.
                                                   (formerly Autec Associates, Inc.)
                                                    (An Exploration Stage Company)
                                                       STATEMENTS OF OPERATIONS
                                                              (Unaudited)
========================================== ================== ================ ================ ================ ================

                                                                                                                  From Inception
                                                                                                                          of the
                                                                                                                     Exploration
                                                                                                                        Stage on
                                                 Three Month      Three Month        Six-Month        Six-Month     February 26,
                                                Period Ended     Period Ended     Period Ended     Period Ended    2004, Through
                                                    June 30,         June 30,         June 30,         June 30,         June 30,
                                                        2004             2003             2004             2003             2004
------------------------------------------ ------------------ ---------------- ---------------- ---------------- ----------------
------------------------------------------ ------------------ ---------------- ---------------- ---------------- ----------------
REVENUE
         Net sales                         $            -     $          -     $          -     $          -     $          -
         Cost of goods sold                             -                -                -                -                -

                                                        -                -                -                -                -

EXPENSES
       General and administrative                     23,335             -             27,647              -              27,615
       Management fees (Note                          48,000             -              48,000             -              48,000
6)
       Salaries and employee                           6,000             -             268,000             -               8,000

compensation
                                                      77,335             -             343,647             -              83,615

Loss from continuing operations                     (77,335)             -           (343,647)             -            (83,615)

Income (loss) from discontinued
         Operations                                     -            (2,769)             8,104          (8,512)             -

Provision for income taxes                              -                -                -                -                -

Net loss                                           $(77,335)         $(2,769)       $(335,543)         $(8,512)        $(83,615)
========================================== ================== ================ ================ ================ ================
========================================== ================== ================ ================ ================ ================

Net loss per share:
       From continuing operations          $          (0.00)          $(0.00)          $(0.02)          $(0.00)
       From discontinued operations                   (0.00)           (0.00)           (0.00)           (0.00)

Basic and diluted net loss per share       $          (0.00)          $(0.00)          $(0.02)          $(0.00)
========================================== ================== ================ ================ ================ ================
========================================== ================== ================ ================ ================ ================

Weighted average number of
         shares outstanding                       20,470,000       12,500,000       18,113,187       12,500,000
                                           ================== ================ ================ ================ ================

                              The accompanying notes are an integral part of these financial statements.

                                                       CAPITAL HILL GOLD, INC.
                                                   (formerly Autec Associates, Inc.)
                                                    (An Exploration Stage Company)
                                                       STATEMENTS OF CASH FLOWS
                                                             (Unaudited )
                                                                                                             From Inception
                                                                                                             of the
                                                                                                             Exploration
                                                                                                             Stage on
                                                                           Six-Month        Six-Month        February 26,
                                                                           Period Ended     Period Ended     2004, Through
                                                                           June 30,          June 30,        June 30,
                                                                           2004             2003             2004
CASH FLOWS FROM
         OPERATING ACTIVITIES
         Net loss                                                               $(335,543)         $(8,512)            $(83,615)
         Adjustments to reconcile net loss
                  to net cash used by operating
                  activities:
                  Depreciation                                                        -                 250                 -
                      Common stock issued                                          260,000             -                    -
for               services
         Changes in operating assets and
          liabilities:
              Increase in prepaid expenses                                           (750)             -                   (750)
          Increase in inventory                                                       -             (3,114)                 -
              Increase(decrease) in accounts
payable
              and accrued expenses                                                (24,203)          (2,775)                8,105
          Net cash used in operating activities                                  (100,496)         (14,151)             (76,260)
CASH FLOWS FROM
         FINANCING ACTIVITIES
         Proceeds from notes payable - related party                                13,700             -                   9,600
         Repayment of notes payable - related party                                  (500)             -                   (500)
         Due to related parties                                                     49,000             -                  49,000
         Proceeds from note payable                                                 20,000             -                  20,000
         Contributed capital                                                          -               4,000                 -
         Net cash provided by
                  financing activities                                              82,200            4,000               78,100
Net increase (decrease) in cash                                                   (18,296)         (10,151)                1,840
Cash, beginning of period                                                           21,704           23,102                1,568
Cash, end of period                                                            $                $    12,951       $        3,408
                                                                                    3,408
Cash paid for:
         Interest                                                               $       -       $        -        $            -
         Income taxes                                                                   -                -                     -
Supplemental disclosure of
         non-cash activities:
         Common stock issued for services                                      $   260,000  $            -        $            -
  The accompanying notes are an integral part of these
                  financial statements.

CAPITAL HILL GOLD, INC.(formerly
Autec Associates, Inc.)

(An Exploration Stage Company)NOTES
TO THE FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2004

1.     NATURE AND CONTINUANCE OF OPERATIONS

On January 12, 2004, the Company elected to sell its existing business assets and enter into the mining exploration industry. In connection with this change of business, the Company entered into a Purchase and Sale Agreement dated February 26, 2004, whereby the Company sold net assets of $13,533 to Mr. Art Garrison (former president of the Company) in consideration of the return of Mr. Garrison’s 4,430,000 shares of the Company’s common stock to the Company’s treasury. These shares were subsequently retired. The results of all prior jewelry-making operations have been retroactively reclassified as discontinued operations in these financial statements. The Company is no longer actively engaged in significant business operations, the Company is deemed to have entered the exploration stage as of February 26, 2004.

On February 16, 2004, the Company amended its Articles of Incorporation and changed its corporate name to Capital Hill Gold, Inc. In addition, the Company increase its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share. References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of this change in par value.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein.  The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2003. The results of operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2.     GOING CONCERN

The Company has eliminated its primary revenue-generating capability. In addition, liabilities exceed assets and the company has a substantial deficit. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) seeking out business opportunities which would not require large cash investments, and (3) seeking to merge with or acquire an existing operating entity. In addition, management has discontinued its jewelry-making operations, and greatly reduced monthly overhead expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAPITAL HILL GOLD, INC.(formerly
Autec Associates, Inc.)

(An Exploration Stage Company)NOTES
TO THE FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2004

3.     SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The Company did not have any dilutive shares outstanding as of June 30, 2004.

New accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) (revised in December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

The adoption of this new pronouncement is not expected to have a material effect on the Company’s financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform to the presentation adopted in the current period.

4.     DUE TO RELATED PARTIES

The following balances are due to related parties at June 30, 2004:

Due to Capital Hill Resources, Inc. ("CHR")        $48,000
Due to a director for wages                          1,000

                                                   $49,000

The Company has committed to pay management fees of $12,000 per month for thirty-six months commencing March 1, 2004, under a management fee agreement with CHR, who is the Company’s majority shareholder. These balances are unsecured, due on demand and without fixed terms for repayment.

CAPITAL HILL GOLD, INC.(formerly
Autec Associates, Inc.)

(An Exploration Stage Company)NOTES
TO THE FINANCIAL STATEMENTS

(Unaudited )

JUNE 30, 2004

5.     NOTES PAYABLE

Principal due under three notes payable to CHR is as follows:

Convertible loan agreement dated March 9, 2004,  maturing March 31, 2005                        $ 5,600
Convertible   loan   agreement   dated  April  25,  2004, maturing April 30, 2005                 3,000
Convertible  loan agreement  dated May 4, 2004,  maturing May 31, 2005                            4,600

                                                                                                $13,200
The above notes bear interest at 8% per annum.

In addition, $20,000 was advanced by an unrelated party under a convertible loan agreement dated May 25, 2004. Repayment is required on or before May 31, 2005 and interest is payable at 10% per annum.

Under all the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

6.     RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, the following related party transactions occurred during the six months ended June 30, 2004:

a)      The Company issued 200,000 common shares at $0.65 per share to each of two directors of the Company pursuant to employment agreements dated February 18, 2004. As a result, $260,000 was recorded in salaries and employee compensation expense.

b)      The Company paid or accrued $48,000 in management fees to its majority shareholder, CHR.

7. COMMITMENTS

The Company has entered into an option agreement with CHR to acquire forty-two unpatented mineral claims and the NE and NW half of Section 9 and the surface rights to an additional 453 acres of Section 4 in Cochise County, Arizona. CHR acquired its interest in these properties through the assignment of two existing option agreements and the surface lease agreement.

Under the terms of the agreement with CHR, the Company has the option to acquire a 100% undivided interest in the above described mining claims and surface rights. A portion of the claims are subject to a 3% net smelter return (“NSR”) as well as cash payments totaling $18,000 per year for 19 years, increasing to $24,000 per year for the following ten years and $30,000 for the subsequent 10 years. In addition, the Company would pay a 6% NSR to CHR and $4,800 per year cash to lease the surface rights for a period of five years. The company may acquire the underlying land to the surface rights on payment of $272,400 to the lessor.

On February 26, 2004, the Company issued 12,000,000 common shares to CHR under the option agreement.

CAPITAL HILL GOLD, INC.(formerly
Autec Associates, Inc.)

(An Exploration Stage Company)NOTES
TO THE FINANCIAL STATEMENTS

(Unaudited )

JUNE 30, 2004

8.     SEGEMENT INFORMATION

The Company operates in one segment, being the exploration of mineral properties, in the United States of America.

9.     FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable and accrued liabilities, due to related parties and notes payable.

         Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

ITEM 2.

MANAGEMENT’S PLAN OF OPERATION

General

The Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in Cochise County, Arizona, known as the Mexican Hat properties. Pursuant to an option agreement (“Option”) with Capital Hill Resources Ltd. the Company may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE, NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4.

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

On February 27, 2004, the Company signed a Management Agreement ( “Agreement”), with Capital Hill Resources Ltd (“CHR”). Under the Agreement, Capital Hill Resources, Ltd. is to assist the Company in the development of the Mexican Hat properties. Specifically CHR will supervise hiring qualified staff, oversee the performance of personnel and the operation of the business enterprises of the Company including but not limited to mining exploration; identify business opportunities for the Company, due diligence, and negotiate contracts for such opportunities; coordinate and administer all development programs including capital funding projects; prepare and disseminate business plans and engineering reports; liaison with corporate alliances, customers, auditors, solicitors and affiliated companies and potential business partners. The initial term of this Agreement is for a period of 36 months commencing on March 1, 2004, and ending on December 31, 2007, with automatic renew for subsequent one year periods.

The Mexican Hat Properties

Approximately 75 miles southeast of Tuscon, AZ, the Mexican Hat properties lies in the middle of a highly anomalous area. No less than twelve very large-scale producing or past-producing mineral mines lie within 50 miles of the property

The Mexican Hat properties have been the subject of extensive exploration over the last 15 years. Placer Dome Inc., spent $1.9 million conducting extensive drilling and trenching. An engineering study using an “Indicator Kreiging” technique indicated a reserve of 5.7 million tons at a grade of 0.027 ounces per ton gold.

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

Results of Operations

The Company intends to embark on a two phase exploration program in an attempt to determine the economic feasibility of developing the Mexican Hat properties for the extraction of precious metals. The Company must explore the Mexican Hat properties to determine the presence of minerals, if any, that exist on the property. Should the Company’s exploration efforts determine mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

During the next 12 months, the Company intends to start exploring for mineral reserves. The first phase of exploration will include diamond drilling and deep trench bulk sampling, sampling, assaying, structural geological work and surveys. The estimated first phase budget is estimated to cost $200,000 USD and will require an estimated period of three months to complete.

In June of 2004, a total of 4 diamond drill holes on the Victoria fault and 10 trenches to bedrock to test the Linda and 16 zones were completed. Core and trench samples were submitted to Mountain States R&D International Inc., 13801 E. Benson Highway, Vail , Arizona for assaying. The Company has yet to receive a report from Mountain Estates as a result of the fact that Mountain Estates has an extensive backlog. The Company expects to receive the report from Mountain Estates during the third quarter of 2004.

The second phase dependent upon first phase results will include the installation of a production facility with a capacity of 150 cu/yards per hour, (450,000 cu/yards per year) plant, diamond drilling, assaying, metallurgical testing, and refinery. The estimated cost for the second phase is $2,500,000 USD and will require an estimated period of twelve months to complete.

The Company does not expect to receive revenues within its first 12 months of operation or ever, should exploration efforts fail to identify precious metals in an amount economically favorable to extract. Further, even if the Company discovers precious metals on the Mexican Hat properties that can be extracted under economically attractive terms, it does not expect any revenues until after the completion of its two phase exploration program. For the current fiscal year, the Company anticipates incurring a loss as a result of exploration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since the Company does not anticipate generating any revenues in the near term it may continue to operate at a loss.

Losses

For the six month period ended June 30, 2004, the Company recorded an operating loss of $77,335. This lack of profitability is attributable to expenses related to accounting, administration and exploration expenses in connection with the Mexican Hat properties. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2004 and due to the nature of the Company’s business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no funds on capital expenditures during the six month period ending June 30, 2004.

Capital Resources and Liquidity

The Company had total assets of $4,158 as of the quarter ended June 30, 2004. These assets consist of cash on hand of $3,408 and prepaid expenses of $750. Stockholders’ deficit in the Company was $86,147 at June 30, 2004. Cash flow used in operating activities was $100,496 for the six months ending June 30, 2004. Cash was used on accounting, administration and exploration expenses.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months. The Company does not have sufficient capital to complete its plan of operation without a substantial infusion of operating capital. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise with any prospective joint venture partner. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisionsof
the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in exploration decisions on the Mexican Hat properties; (iii) the ability of the Company to achieve sufficient revenues through operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s chief executive officer (Malcolm Cameron) and chief financial officer (Kent Carasquero) act as the Company’s (“Certifying Officers”). They are responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a)     Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of June 30, 2004, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on their evaluation as of June 30, 2004, the chief executive officer and chief financial officer have concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the second quarter of the year covered by this report:

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of August 2004.

Capital Hill Gold, Inc.

/s/ Malcolm Cameron
By:  Malcolm  Cameron,   President  and  Chief  Executive
Officer

/s/ Kent Carasquero
By: Kent Carasquero, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001)
3(i)(b)	*	Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
3(i)(c)	*	Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004)
3(ii)	*	By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
Material Contracts
10(i)	*	Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the SEC on February 26, 2004.)
10(ii)	*	Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iii)	*	2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iv)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(v)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(vi)	*	Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd. (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
14	*	Code of Ethics (Incorporated by reference from Form 10QSB filed with the SEC on May 24, 2004.)
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from previous filings of the Company.