Form 10QSB
period 2004-09-30
CAPITAL HILL GOLD INC
filed 2004-11-22
CIK 1075861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **September 30, 2004**

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-29321**

CAPITAL HILL GOLD, INC.

(Formerly "Autec Associates, Inc.")
(Exact name of small business issuer as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	**65-0067192** (IRS Employer Identification No.)

1403 East 900 South, Salt Lake City, Utah, 84105
(Address of principal executive office)
(Zip Code)

(801) 582-9609
(Issuers telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X___ No

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 16, 2004 was 20,470,000.

Transitional Small Business Disclosure Format (Check One): Yes: __ No: X

TABLE OF CONTENTS

Page

PART I.
ITEM 1. FINANCIAL STATEMENTS	3
Balance Sheet (Unaudited) as of September 30, 2004	4

Statement of Operations (Unaudited) for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception of Exploration Stage (February 26, 2004) to September 30, 2004	5
Statement of Cash Flows (Unaudited) for the three and nine months ended September 30, 2004 and 2003 and the period since Date of Inception of Exploration stage (February 26, 2004) to September 30, 2004	6
Notes to Unaudited Financial Statements (Unaudited)	7

ITEM 2. MANAGEMENT'S ANALYSIS OR PLAN OF OPERATION	12
ITEM 3. CONTROLS AND PROCEDURES	15
PART II.
ITEM 6. EXHIBITS	16
SIGNATURES	17
INDEX TO EXHIBITS	18
2

PART I – FINANCIAL INFORMATION

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

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
BALANCE SHEET
(Unaudited)

		September 30, 2004
ASSETS		
Current		
Cash		$1,334
Prepaid expenses		750
Deferred tax asset less valuation allowance of $159,460		-
Total assets		$2,084
LIABILITIES AND STOCKHOLDERS' DEFICIENCY IN ASSETS		
Current		
Accounts payable and accrued liabilities		$12,295
Due to related parties		101,000
Notes payable – related party		13,765
Note payable		25,750
Total liabilities		152,810
Commitments and Contingencies (Note 4, 5 and 7)		
Deficiency in assets		
Common stock, 200,000,000 shares authorized, $0.001 par value		
20,470,000 shares issued and outstanding		20,470
Additional paid in capital		300,666
Deficit accumulated prior to the exploration stage		(323,668)
Deficit accumulated during the exploration stage		(148,194)
Total deficiency in assets		(150,726
Total liabilities and stockholders deficiency in assets		$2,084

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30, 2004	Nine-Month Period Ended September 30, 2003	From Inception of the Exploration Stage on February 26, 2004, Through September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$(400,122)	$(12,069)	$(148,194)
Adjustments to reconcile net loss			
to net cash used by operating			
activities:			
Depreciation	-	374	-
Common stock issued for services	260,000	-	-
Interest expense – related pary	565		565
Interest expense	750		750
Changes in assets and			
liabilities:			
Increase in accounts receivable	-	(882)	-
Increase in prepaid expenses	(750)	-	(750)
Increase in inventory	-	(2,335)	-
Increase(decrease) in accounts payable			
and accrued expenses	(20,013)	(4,081)	12,295
Due to related parties	101,000	-	101,000
Net cash used in operating activities	(58,570)	(18,993)	(34,334)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from notes payable – related party	13,700	-	9,600
Repayment of notes payable – related party	(500)	-	(500)
Proceeds from note payable	25000	-	25,000
Contributed capital	-	9,952	-
Net cash provided by			
financing activities	38,200	9,952	34,100
Net increase (decrease) in cash	(20,370)	(9,041)	(234)
Cash, beginning of period	21,704	23,102	1,568
Cash, end of period	$ 1,334	$ 14,061	$ 1,334
Cash paid for:			
Interest	$ -	$ -	$ -
Income taxes	-	-	-
Supplemental disclosure of			
non-cash activities:			
Common stock issued for services	$ 260,000	$ -	$ 260,000

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

1. NATURE AND CONTINUANCE OF OPERATIONS

On January 12, 2004, the Company elected to sell its existing business assets and enter into the mining exploration industry. In connection with this change of business, the Company entered into a Purchase and Sale Agreement dated February 26, 2004, whereby the Company sold net assets of $13,533 to Mr. Art Garrison (former president of the Company) in consideration of the return of Mr. Garrison's 4,430,000 shares of the Company's common stock to the Company's treasury. These shares were subsequently retired. The results of all prior jewelry-making operations have been retroactively reclassified as discontinued operations in these financial statements. Due to the fact that the Company is no longer actively engaged in significant business operations, the Company is deemed to have entered the exploration stage as of February 26, 2004.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. The accompanying unaudited financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2003. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

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

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

2. GOING CONCERN (continued)

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

3. SIGNIFICANT ACCOUNTING POLICIES

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. The Company did not have any dilutive shares outstanding as of September 30, 2004.

New accounting pronouncements

In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the Company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 are required in financial statement of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

3. SIGNIFICANT ACCOUNTING POLICIES (continued)

The adoption of this new pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

4. DUE TO RELATED PARTIES

The following balances are due to related parties at September 30, 2004:

Due to Capital Hill Resources, Inc. ("CHR")	$ 96,000
Due to directors for wages	5,000
	$101,000

The Company has committed to pay management fees of $12,000 per month for thirty-six months commencing March 1, 2004 under a management fee agreement with CHR, who is the Company's majority shareholder.

These balances are unsecured, due on demand and without fixed terms for repayment.

5. NOTES PAYABLE

Principal due under three notes payable to CHR(related party) is as follows:

Convertible loan agreement dated March 9, 2004, maturing March 31, 2005	$ 5,600
Convertible loan agreement dated April 25, 2004, maturing April 30, 2005	3,000
Convertible loan agreement dated May 4, 2004, maturing May 31, 2005	4,600
	$ 13,200

The above notes bear interest at 8% per annum. Interest of $565 has been accrued to September 30, 2004.

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

5. NOTES PAYABLE (continued)

Principal due under two notes payable to an unrelated party is as follows:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
	$ 25,000

The above notes bear interest at 10% per annum. Interest of $750 has been accrued to September 30, 2004.

Under all of the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

6. RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, the following related party transactions occurred during the nine months ended September 30, 2004:

a) The Company issued 200,000 common shares at $0.65 per share to each of two directors of the Company pursuant to employment agreements dated February 18, 2004. As a result, $260,000 was recorded in salaries and employee compensation expense.

b) The Company paid or accrued $96,000 in management fees to its majority shareholder, CHR.

c) The Company accrued $565 in interest expense on notes payable due to its majority shareholder, CHR.

CAPITAL HILL GOLD, INC.
(formerly Autec Associates, Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2004

7. COMMITMENTS

The Company has entered into an option agreement with CHR to acquire forty-two unpatented mineral claims and the NE and NW half of Section 9 and the surface rights to an additional 453 acres of Section 4 in Cochise County, Arizona. CHR acquired its interest in these properties through the assignment of two existing option agreements and the surface lease agreement. Under the terms of the agreement with CHR, the Company has the option to acquire a 100% undivided interest in the above described mining claims and surface rights. A portion of the claims are subject to a 3% net smelter return ("NSR") as well as cash payments totaling $18,000 per year for 19 years, increasing to $24,000 per year for the following ten years and $30,000 for the subsequent 10 years. In addition, the Company would pay a 6% NSR to CHR and $4,800 per year cash to lease the surface rights for a period of five years. The company may acquire the underlying land to the surface rights on payment of $272,400 to the lessor.

On February 26, 2004, the company issued 12,000,000 common shares to CHR under the option agreement.

8. SEGEMENT INFORMATION

The company operates in one segment, being the exploration of mineral properties, in the United States of America.

9. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, due to related parties and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

ITEM 2.

MANAGEMENT'S ANAYLIS OR PLAN OF OPERATION

General

Our Company holds an option to explore, identify and develop a gold, silver and other precious metals property located in Cochise County, Arizona, known as the Mexican Hat properties. Pursuant to an option agreement ("Option") with Capital Hill Resources Ltd.(the Company's Principal Sharesholder) the Company may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE, NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4.

The Option is subject to the terms of two underlying option agreements and one surface lease with option to purchase agreement collectively referred to as the "Mexican Hat Agreements". On August 1, 2003, Norman A. Pearson assigned 100% of his rights in the three agreements forming the Mexican Hat Agreements to Capital Hill Resources Ltd. The Mexican Hat Agreements consists of two option agreements by and between Mr. Pearson and Mr. Manuel R. Hernandez dated January 14, 2002, and December 14, 2002, respectively, and a surface lease with option to purchase agreement dated July 1, 2003, by and between Mr. Pearson and Ms. Kay B. Graham. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property the surface rights being acquired.

On February 27, 2004, we signed a Management Agreement ("Agreement"), with Capital Hill Resources Ltd ("CHR"). Under the Agreement, Capital Hill Resources, Ltd. is to assist the Company in the development of the Mexican Hat properties. Specifically CHR will supervise hiring qualified staff, oversee the performance of personnel and the operation of the business enterprises of our Company including but not limited to mining exploration, identify business opportunities for us, due diligence, and negotiate contracts for such opportunities, coordinate and administer all development programs including capital funding projects; prepare and disseminate business plans and engineering reports; liaison with corporate alliances, customers, auditors, solicitors and affiliated companies and potential business partners. The initial term of this Agreement is for a period commencing on March 1, 2004, and ending on December 31, 2007, with automatic renew for subsequent one-year periods.

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

We believe that the resource delineated by Placer Dome not only exists and is mineable, but can be expanded with a new understanding of the property. Further, we believe that the sub-surface of certain areas of the property bears economic grades of alluvial gold, which can be mined inexpensively. A deep trench program is currently underway to test and quantify the amount of gold-bearing alluvium.

Results of Operations

We intend to embark on a two phase exploration program in an attempt to determine the economic feasibility of developing the Mexican Hat properties for the extraction of precious metals. We must explore the Mexican Hat properties to determine the presence of minerals, if any, that exist on the property. Should our exploration efforts determine mineralization, it must then determine whether these metals exist in sufficient quantity to economically justify future extraction and processing.

During the next 12 months, we intend to start exploring for mineral reserves. The first phase of exploration will include diamond drilling and deep trench bulk sampling, sampling, assaying, structural geological work and surveys. The first phase budget is estimated to cost $200,000 USD and will require an estimated period of three months to complete.

In June of 2004, a total of 4 diamond drill holes on the Victoria fault and 10 trenches to bedrock to test the Linda and 16 zones were completed. Core and trench samples were submitted by Charles K Ikona, our P. Eng. to Mountain States R&D International Inc., 13801 E. Benson Highway, Vail, Arizona for assaying.

On October 3, 2004 we received summary reports on drilling and trenching activities from Charles K. Ikona, P. Eng. In his summary drilling report Mr. Ikona recommended that should Capital Hill wish to proceed with investigation of the in place potential of a gold deposit on the Mexican Hat property the following programs should be considered prior to any further extensive drilling.

* A detailed structural study of the property should be conducted to attempt to more accurately determine the location and attitudes of the sets of fractures and faults on the property which appear to control mineralization. Results should be entered into the Surpac 3 dimensional modeling computer program to compare previous drill results with structures and any intersections of structures.
* As the trenches on the property have been reclaimed and are not available for examination and re-sampling a number of these might be re-opened for re-sampling. Bulk sampling of these for transport to a crushing plant and then splitting of crushed material should be considered along with possible bulk samples of other near surface areas indicated by the structural study.
* Services of a drill consultant familiar with drilling conditions in the area should be sought prior to any further drilling.

In his summary alluvial report Mr. Ikona commented that should we wish to further pursue the alluvial potential of the Mexican Hat Project it is recommended that:

* Our pro-forma cost estimates on operating an alluvial project in the area be re-examined on the basis of the head grades indicated to date.
* Recommendations on further testing of comminution and recovery by Dr. R.B.Bhappu, P.E., President and Chief Metallurgist for Mountain States be considered.
* A more rigorous sampling program in the Linda area and adjoining areas be considered dependent upon results of the first two recommendations

We intend to pursue to proceed with investigation of the in place potential of a gold deposit on the Mexican Hat property and the alluvial potential. We intend to follow those recommendations provided by Mr. Ikona.

For the current fiscal year, we anticipate incurring a loss as a result of exploration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended ("Exchange Act"). Since we do not anticipate generating any revenues in the near term we may continue to operate at a loss.

Losses

For the three month period ended September 30, 2004, we recorded an operating loss of $64,579. This lack of profitability is attributable to expenses related to accounting, administration and exploration expenses in connection with the Mexican Hat properties. We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2004 and due to the nature of our business cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

We expended no funds on capital expenditures during the nine-month period ending September 30, 2004.

Capital Resources and Liquidity

We had total assets of $2,084 as of the quarter ended September 30, 2004. These assets consist of cash on hand of $1,334 and prepaid expenses of $750. Our deficiency in assets was $150,726 at September 30, 2004. Cash flow used in operating activities was $58,570 for the nine months ending September 30, 2004. Cash was used on accounting, administration and exploration expenses.

Our current assets are insufficient to conduct its plan of operation over the next twelve (12) months. We do not have sufficient capital to complete a plan of operation without a substantial infusion of operating capital. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Our major shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise with any prospective joint venture partner. Our inability to obtain funding, if required, would have a material adverse affect on our plan of operation.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in our Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that we reasonably expect, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond our control. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1034 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, we caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in exploration decisions on the Mexican Hat properties; (iii) our ability to achieve sufficient revenues through operating a precious metals extraction business to fund and maintain operations; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

ITEM 3. CONTROLS AND PROCEDURES

Our President and chief financial officer, Kent Carasquero, acts as the Company’s (“Certifying Officer”). He is responsible for establishing and maintaining our disclosure controls and procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of September 30, 2004, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of September 30, 2004, the president and chief financial officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect the our internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 18 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the new requirments of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of November 2004.

Capital Hill Gold, Inc.

/s/ Kent Carasquero
By: Kent Carasquero, President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001)
3(i)(b)	*	Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
3(i)(c)	*	Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004)
3(ii)	*	By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the SEC on February 21, 2001.)
Material Contracts
10(i)	*	Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the SEC on February 26, 2004.)
10(ii)	*	Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iii)	*	2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the SEC on February 26, 2004.)
10(iv)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(v)	*	Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(vi)	*	Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd. (Incorporated by reference from Form 10KSB filed with the SEC on April 13, 2004.)
10(vii)	*	Code of Ethics (Incorporated by reference from Form 10QSB filed with the SEC on May 24, 2004).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99(i)	Attached	Mexican Hat Alluvial Project Summary Report dated October 2, 2004 prepared by Charles K. Ikona P.Eng.
99(ii)	Attached	Mexican Hat Alluvial Project Summary Report on 2004 Drilling dated October 2, 2004 prepared by Charles K. Ikona P.Eng.

* Incorporated by reference from previous filings of the Company.