Form 10KSB
period 2004-12-31
CAPITAL HILL GOLD INC
filed 2005-05-09
CIK 1075861

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

 FORM 10-KSB

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2004

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from                          to

Commission file number 0-32375

 CAPITAL HILL GOLD, INC.

 (Name of small business  issuer in its charter)

                         Florida

65-0067192

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

                    5486 Tiger Bend Lane, Morrison CO

 80465

           (Address of principal executive offices)

(Zip Code)

Issuer's telephone number:                                                                                                         (239) 513-9265

Securities registered pursuant to Section 12(b) of the Exchange Act:                                          None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, par value $.001

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or  15(d) of the Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           YES   X        NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [  X ]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31 2005 was $14,347,775 based on a closing bid price of $.65 per share as of March 31, 2005

The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 2005:

Common Stock, $.001 Par Value – 22,223,500 Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I

Item 1.

Description of Business……………………………………………………………….3

Item 2.

Description of Property   …………………………………………………………….10

Item 3.

Legal Proceedings……………………………………………………………………10

Item 4.

Submission of Matters to a Vote of Security-Holders...................................………..11

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.....…...............……..11

Item 6.

Management's Discussion and Analysis or Plan of Operation........................……...14

Item 7.

Financial Statements.....................................................................................………..14

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial

Disclosure....................................................................................................………..15

Item 8.A

Controls and Procedures……………………………………………………………16

Item 8.B

Other Information…………………………………………………………          …16

PART III

Item 9.

Directors, Executive Officers, Promotors and Control Persons; Compliance with Section16(a) of the Exchange Act ………………………………..........……..….…                               .16

Item 10.

Executive Compensation………………...……………..................................……..16

Item 11.

Security Ownership of Certain Beneficial Owners and Management............……..18

Item 12.

Certain Relationships and Related Transactions.........................................…….....19

Item 13.

Exhibits                                              ....................................................….…….20

Item 14.

Principal Accountant Fees and Services.………….……………………….………22

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Capital Hill Gold expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General

Autec Associates, Inc. (“Autec”) was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the “Company”). Our shares trade on the Over-the-Counter Bulletin Board under the symbol “CHGI”. From inception in 1988 to early 2004, we were engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. We also manufactured and designed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments.

We managed a retail outlet for the sale of our jewelry products to the public in Stuart, Florida. We intended to broaden our customer base by selling our jewelry products within the United State and Canada. Customers for the jewelry products were primarily consumers. Our market concentration was in southeastern United States, which was primarily due to long-term existing relationships with certain clients.

In September 2003, the Board of Directors was introduced to representatives of Capital Hill Resources Ltd., (“CHG”)an Alberta private corporation involved in mining exploration. The meeting was prompted, in part, by the difficulty Autec was experiencing in raising additional equity financing for its business.

On January 12, 2004, we entered into an option agreement (the “Option”) with Capital Hill Resources Ltd. Under this agreement we may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE and NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4 located in Cochise County Arizona.

The Option is subject to the terms of two underlying option agreements and one surface lease with option to purchase agreement collectively referred to as the “Mexican Hat Agreements”. On August 1, 2003, Norman A. Pearson assigned 100% of his rights in the three agreements forming the Mexican Hat Agreements to Capital Hill Resources Ltd. The Mexican Hat Agreements consists of two option agreements by and between Mr. Pearson and Mr. Manuel R. Hernandez dated January 14, 2002 and December 14, 2002 respectively; and a surface lease with option to purchase agreement dated July 1, 2003 by and between Mr. Pearson and Ms. Kay B. Graham. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property with respect to which the surface rights are to be acquired. The consideration paid to Capital Hill Resources for the Option was 30,000 unregistered shares of our common stock, which were issued on February 26, 2004.

On February 16, 2004, we changed our name from Autec Associates Inc. to Capital Hill Gold, Inc. (“Capital Hill”) and increased the number of authorized shares of common stock from 20,000,000 shares to  200,000,000 shares, and par value of the common stock  was concurrently changed from no par to $.001 par value. As a result, the Company’s trading symbol changed from “AUTC” to “CAGI.

On February 26, 2004, we sold our assets in its jewelry business to Arthur Garrison. These assets had a deemed value of $65,000. We accepted the return and cancellation of 221,500 shares of common stock from Mr. Garrison and others as full satisfaction of the purchase price. This sale was conducted pursuant to an asset and purchase agreement dated January 12, 2004

On February 26, 2004, Messrs. Arthur Garrison and Luther Jefferies resigned from the Board of Directors. These resignations were as a result of our change in business direction to mining exploration and development.

On February 26, 2004, Messrs. Malcolm M. Cameron, Francisco Kent Carasquero and Peter K. Holeczek became directors.

On February 27, 2004, we signed a Management Agreement with Capital Hill Resources Ltd. The terms of the Management Agreement are set forth in Item 11, Executive Compensation.

On February 9, 2005, we were made aware of Stock Purchase Agreement between Capital Hill Resources Ltd., a privately held corporation based corporation Canada (“Capital”) and Elephant Capital LLC., a privately held limited liability company in Colorado, United States of America (“Elephant”) whereby Capital sold twelve million shares or fifty nine percent (59%) of the our common stock and one hundred percent of Capital’s Net Smelter Royalty (NSR) to Elephant for a total of seven hundred thousand ($700,000) in the form of a promissory note.  The terms of the Stock Purchase require that Capital place the 600,000 shares of common stock into escrow to be released upon payment in full of the obligation evidenced by the promissory note.

On February 25, 2005, on our behalf, Daniel Enright incorporated a wholly-owned subsidiary called CAGI Transition, Inc. (“Transition”), a Wyoming corporation for the purposes of effecting a potential acquisition of Chiriquitos Mining. Inc., as discussed below.

On February 28, 2005, we effected a 1-for-20 reverse stock split, resulting in the 20,470,000 shares then outstanding being reduced to 1,023,500 shares. All share information in the narrative Section of this report has been adjusted for the stock split.

On March 3, 2005, pursuant to a Mining Option Agreement (“Agreement”), we granted an option to Mercantile Gold Company (“MGCP”), a Delaware corporation trading on the OTC.BB exchange under the symbol “MGCP”, to acquire fifty percent of our Option dated January 12, 2004 described above.  Under the terms of the Agreement MGCP is required to pay via certified check, bank draft or wire transfer, the sum of twenty-five thousand dollars ($25,000). This payment to be non-refundable and credited against minimum exploration expenditures.  Further, MGCP is required to continue to investigate and evaluate the economic and technical feasibility of processing the gold bearing surface alluvium material overlying the lode resources on the Property.  Should an economic reserve be delineated, and an independent feasibility study recommend commercial development then Mercantile Gold would be obligated to contribute equipment and working capital valued at two million dollars (US$2,000,000), sufficient to place the Property into production at an operating rate of up to 150 tons per hour.  MGCP is also required to spend within twelve (12) months of the date of the Agreement a minimum of US$250,000 on the further exploration and development of the Property.

On March 17, 2005, our newly formed subsidiary, CAGI Transition, Inc., merged with Chiriquitos Mining, Inc., a Wyoming corporation. Chiriquitos Mining was the survivor in the merger. In connection with the merger, the 20 shareholders of Chiriquitos received 20,000,000 shares of our common stock, or 94.7% of the total 21,123,500 shares outstanding after the consummation of the acquisition. In addition, prior to the acquistion we issued 100,000 shares pursuant to employment contracts and upon the acquisition we assumed the outstanding $100,000 principal amount of Chiriquitos Mining's 1.5%  Convertible Debenture due December 31, 2006. Following the acquistion, $11,000 of the Convertible Debenture was converted into 1,100,000 shares of common stock.

Chiriquitos Mining has acquired an option to acquire the Los Gavilanes mining concession. The option was acquired by Chiriquitos Mining  from Minera Holmex S.A. de C.V. and International American Resources Inc.   The owner of the mining concession, Sr.  Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico, purchased the property in December, 1989. Los Galivanes has significant evidence of gold deposits.

The total purchase price for the property under the option agreement will be $795,000, of which $10,000 has been paid, and an additional $5,000 was paid by April 3, 2005. The remaining schedule of payments to maintain the option for the property is as follows. All option payments are to be credited to the payment of the purchase price if the option is exercised.

Payment Due Date

     Cash

November 1, 2005

US$25,000

February 10, 2006

US$25,000

August 10, 2006

US$30,000

February 10, 2007

US$30,000

August 10, 2007

US$40,000

February 10, 2008

 US$40,000

August 10, 2008

US$50,000

February 10, 2009

US$50,000

August 10, 2009

 US$60,000

February 10, 2010

 US$60,000

August 10, 2010

US$65,000

   The total would be

US $475,000

A final cash payment of three hundred five thousand dollars ($305,000) shall be due and payable on the 10th of February, 2011.  Mr. Rivas Beltran is entitled to a perpetual 3% royalty on net proceeds from smelter payments, but there is no guaranteed royalty.

CURRENT OPERATIONS

On January 12, 2004, we entered into an option agreement with Capital Hill Resources Ltd. to acquire two unpatented mineral claims (claim name: NE NW Half of Section 9), forty-two unpatented mineral claims (claim name: (Victor 1-42 inclusive) and the surface rights with an option to purchase the surface rights (453 acres) on Section 4 located in Arizona. Mr. Manuel Hernandez is the underlying owner of the mineral claims being acquired while Ms. Kay Graham is the owner of the property the surface rights being acquired. Capital Hill Resources Ltd. acquired its interest in these the properties in August 2003, through the assignment of two option agreements between Messrs. Hernandez and Pearson to Capital Hill Resources Ltd., and the assignment by Mr. Pearson to Capital Hill Resources Ltd. of the surface lease and option to purchase agreement he had entered into with Ms. Graham.  We have granted an option to purchase one half of this Option, as stated above under the caption “General.”

Mineral Rights

Under the two assigned option agreements, we will acquire 100% undivided interest in the mineral rights of the unpatented mineral claims owned by Mr. Hernandez. The Hernandez mineral rights are subject to a Net Smelter Return (NSR) royalties (totaling 3%) and certain cash considerations totaling $18,000 per year on the Hernandez property for the next 19 years, with this sum increasing to US$ 24,000 for the next ten years and US$ 30,000 for the next ten years after that. The first production royalty consists of a 3% NSR payable to Mr. Hernandez on the lode properties and the second production royalty consists of a 6% NSR payable to Capital Hill Resources Ltd. on the placer properties forming the Hernandez and Graham properties. We may buy-back one half of the production royalty payable to Mr. Hernandez by paying him the sum of $1,500,000 under each underlying option agreement. A further 3% NSR may be bought back from Capital Hill Resources Ltd. on the payment of the sum of $3,000,000 on the surface rights.

Surface Lease and Option to Purchase

Under the assigned lease and option to purchase agreement we will pay a total of $4,800 per year for the surface rights for the five year life of that agreement. We may acquire the underlying land to the surface rights on payment of $272,400 to Ms. Graham.

We are now a start-up, pre-exploration-stage mining company and has not generated or realized any revenues from its proposed mining operations.

To date Capital Hill Gold, Inc. has not performed any work on our properties. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit exists on any of our properties until further exploration is done and a comprehensive evaluation concludes economic feasibility. We intend to try to develop any mineral deposits we find or enter into a joint venture with another mining company.

Mexican Hat

Accessibility.

The Mexican Hat mineral claims are located approximately seventy-five miles southeast of the City of Tucson, Arizona, six miles south of the old ghost-town of Pearce located on Highway 191 and thirty-three miles from the town of Wilcox, situated on Highway 10 linking Tucson, Arizona and El Paso. From Wilcox, to access the property, you travel southwest along Highway 10 for eight miles, then southeast along highway 191 for about 19 miles to a junction with a secondary gravel road near Pearce that connects to Courtland. The property is located six miles further southward along the secondary road. Wilcox is a full service town and serves as the main trade and service center within the county.

Expiration dates

The expiration date for the Mexican Hat properties (BLM) is September 1st of each year, commencing September 2004. The expiration date for NE & NW of Section 9 (State) is November14th of each year, commencing November 2004. Assessment expenses or cash in lieu is filed each year to keep the properties in good standing.

Surface Lease

Under the assigned lease agreement twe are granted those certain surface only rights in and to that certain real property (the “Property”) located in Cochise County, Arizona, particularly Township 19 South, Range 25 East, Section 4; W  ½  and  N ½ and NE ¼  in Cochise County, Arizona., approximately 453 acres. This lease includes the right to use as much of the surface of the Property for the purposes of exploring for, developing, and/or mining all mines, ores, minerals, and mineral deposits of every kind and character whatsoever in, on, upon the surface, or under the Property, the right to enter upon and to use the surface of the Property for the purpose of surveying, exploring for, and defining the extent and quality of all minerals and all mineral deposits in, on, upon the surface, or under the Property, and for developing, mining, stockpiling, milling, processing, leaching, removing, shipping and marketing such minerals and mineral deposits by whatever methods we may deem appropriate, including without limitation surface or solution mining; the right to construct and use tunnels, adits or working now or hereafter connected to or emanating from the surface of the Property as may be reasonably necessary.

The term of this Lease is for a period of five (5) years from July 1, 2003. This Lease is renewable thereafter by mutual agreement.

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

Proposed Exploration Program

Mining History.

Previous work on the property by others has been focused on the hard rock potential. In the 1930‘s part of the property was developed with one shaft about forty feet deep and four feet wide. It is believed this part of the property was operated as part of what is referred to as the Gold Band prospect in the area. In 1989, Oneida Resources Ltd. of Vancouver optioned the property from Mr. Hernandez and began exploration work including limited drilling in February 1989. In November 1989, Oneida entered into a joint-venture with Placer Dome U.S Inc. to further explore the property. Oneida and Placer spent approximately US$ 1,900,000 drilling 62,120 feet in 137 drill holes over the next thirteen months. In 1991, Oneida was unable to proceed with its planned drilling program. In 1992, Oneida acquired Placer’s 80% interest in the property and placed work on hold as it conducted a financial restructuring. Between 1992 and 1995 no work was conducted on the property. In December of 1995, Kalahari Resources Inc. entered into an agreement with Oneida whereby it could earn up to a 60% interest in the property by spending US$ 2,250,000 and producing a feasibility study. In 1996, thirteen drill holes were completed with ten holes reportedly intersectioning gold. Further drill work was proposed for 1998, to which it is not known if the work was completed or if so the results of this program. In 2001 to 2003, Mr. Pearson conducted limited surface prospecting and sampling on the property. In the fall of 2003, Capital Hill Resources Ltd. commissioned an independent review and verification of the property with respect to the occurrence of potentially economic alluvial gold on the property by Charles K. Ikona, P.Eng., and Robert Friesen, P. Geol. Their report was completed January 12, 2004.

Competitive Factors

The mining industry, in general, is competitive and there is not any assurance that even if commercial quantities of ore are discovered, a ready market will exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Los Gavilanes Property

Through our wholly owned subsidiary, Chiriquitos Mining, we have acquired an option to acquire the Los Gavilanes mining concession. The option was acquired by Chiriquitos Mining  from Minera Holmex S.A. de C.V. and International American Resources Inc.   The owner of the mining concession, Sr.  Modesto Rivas Beltran of Culiacan, Sinaloa, Mexico, purchased the property in December, 1989. Los Galivanes has significant evidence of gold deposits. The property is located in the Tamazula Mining District, approximately 50 miles east of Culican, Mexico. The property is readily accessible by country roads or a small airplane. A small airstrip is located immediately northwest of the property.  In April 2005 we announced that we had completed a major claim-staking program Los Gavilanes.  The total land area was increased from an initial 250 acres to nearly 2,700 acres (more than four square miles).

The full Gavilanes concession now incorporates an extensive area of hydrothermal alteration that extends for at least 6,500 feet along strike and is about 3,000 feet wide, but may well extend further to the east under post-mineral volcanics. Hydrothermal alteration at Chiqueritos has produced a very strong color anomaly that is not easily recognizable from the air because of the lush vegetation.

Exploration performed by Queenstake Mining (AMEX:QEE - News) outlined a large, bulk mineable disseminated gold target covering at least a 2,500 foot by 2,000 foot area, but could be larger because of talus cover. Assay values within the target area are generally between 0.2 and 1.2 ppm Au, which is based on more than 900 surface samples including trenches, prospects pits and road cuts.

The target is within a large zone of hydrothermal alteration that extends for at least 6,500 feet in a north-south direction and about 3,500 feet east-west; the alteration area may extend further to the east under post-mineral volcanic cover.

Gold occurs as disseminated and fracture controlled mineralization in intrusive dacite porphyries and in the matrix of various hydrothermal breccias.

No exploration drilling has ever been done on the Chiqueritos project. However, extensive surface mapping and sampling undertaken has defined a large porphyry gold system.  Reconnaissance geologic mapping carried out by Dr. Fred Warnaars and geologists working for Minera Holmex S.A. de C.V. defined strong hydrothermal alteration exposed over an area 8,200 feet long by 3,300 feet wide, with the known area of alteration and mineralization extending under post-mineral volcanic flows to the east.

Subsequent surface sampling identified a 1,600 by 2,000 foot area highly anomalous in gold hosted in strongly hydrothermal altered dacite porphyries and associated multi-stage silcified hydrothermal breccias. The large gold anomaly is centered on Gavilanes Ridge, the principal target area for bulk tonnage mineralization. The highest gold values are found within a brecciated dacite porphyry exposed on Gavilanes Ridge.

The results from Dr. Warnaars and Minera Holmex's work support the bulk mineable disseminated gold target defined at Chiqueritos by Queenstake Mining.

Our geologists have identified multiple targets to be tested in an initial 10,000 foot drilling program. Bids from drilling companies are being solicited. The objective of the first phase of drilling will be to identify a resource with grade between 0.03 and 0.06 oz Au/ST that could be economically mined.

Regulutions

Our proposed mineral exploration program, is subject to extensive federal, state and local laws and regulations governing such exploration, development and operation of mining activities as well as the protection of the environment, including laws and regulations relating to obtaining permits to mine, protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

A number of bills have been introduced in the U.S. Congress over the past years that would revise, in various respects, the provisions of the current federal mining law, the Mining Law of 1872, but none of these proposals currently are under active consideration. However, if enacted, such legislation could substantially increase the cost of holding unpatented mining claims and could impair the ability of companies to develop mineral resources on unpatented mining claims. Under the terms of these bills, the ability of companies to obtain a patent on unpatented mining claims would be nullified or substantially impaired, and most contain provisions for the payment of royalties to the federal government in respect of production from unpatented mining claims, which could adversely affect the potential for development of such claims and the economics of operating new or even existing mines on federal unpatented mining claims. Our financial performance could therefore be affected adversely by passage of such legislation. Pending possible reform of the Mining Law of 1872, Congress has put in place a moratorium which prohibits acceptance or processing of most mineral patent applications. It is not possible to predict whether any change in the Mining Law of 1872 will, in fact, be enacted or, if enacted, the form the changes may take.

Environmental Laws

We  will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills.

Employee Matters

We are not a party to any labor contract or collective bargaining agreement. Our only employee is our officer and director.

Item 2.

DESCRIPTION OF PROPERTY

We share use of a minimal amount of office space of our sole officer and director at no cost due to the minimal  use at this time.  Such space is sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any legal proceedings required to be reported.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The common stock has traded on the OTC Bulletin Board under the symbol CAGI.OB since the second quarter of 2003 until February 2005 when the symbol was changed to CHGI.OB in connection with a 1-for-20 reverse stock split.   The high and low sales prices for the common stock (all as adjusted for the February 2005 stock split)  were as follows:

Quarter Ended

High

Low

December 31, 2004

$20.10

$ .20

September 30, 2004

$25.00

$ .60

June 30, 2004

$41.00

$19.40

March 31, 2004

$ 30.00

$10.20

December 31, 2003

$ 19.00

$19.00

September 30, 2003

$.80

$.80

June 30, 2003

$.80

$.80

All share information is adjusted for stock splits. There have been no stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of December 31, 2004, there were 15  record holders of common stock.

(c) Dividends

We have not paid any dividends on its common stock.  We currently intend to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2004

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

             --

---                                       100,000

Plans approved by

Security holders

Equity compensation

--

               --

--

Plans not approved

By Security holders

Total

--

--

100,000

The Board of Directors and shareholders have adopted and approved a stock option plan (the “Plan”) dated the 12th day of January , 2004. The purpose of the Plan is to enable Capital Hill Gold to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in Capital Hill Gold, thereby attracting, retaining, and rewarding such personnel. We believe that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of Capital Hill. There is reserved for issuance under the Plan an aggregate of 100,000 shares of common stock, of which options for 20,000 shares have been granted, all of which expired during 2004. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of Capital Hill’s common stock (“Stock Rights”) may be granted under the Plan.

(e)

Sales of Unregistered Securities during the year ended December 31, 2004

On February 18, 2004 we issued 600,000 shares of common stock at $0.294 per share to Capital Hill Resources Ltd. for the purchase of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd. an Alberta Corporation, pursuant to Regulation “D” Section 4(6) (Rule 506) adopted pursuant to the Securities Act of 1933.

On February 18, 2004 we issued 10,000 shares of common stock at $0.294 per share to Kent Carasquero, a citizen and resident of Canada for services rendered  as an employee, pursuant to Regulation “D”  under Section 4(6) (Rule 506) adopted pursuant to the Securities Act of 1933.

On February 18, 2004 we issued 10,000 shares of common stock at $0.294 to Malcolm Cameron, a citizen and resident of Canada for services rendered as an employee pursuant to Regulation “D” under Section 4(6) (Rule 506) adopted pursuant to the Securities  Act of 1933.

(f)

Repurchases of common stock during the year ended December 31, 2004.

There were no repurchases of common stock during the year ended December 31, 2004.

Securities and Exchange Commission Rule 15g

Our shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Change of Control.

On February 9, 2005, we were made aware of a Stock Purchase Agreement between Capital Hill Resources Ltd., a privately held corporation based corporation Canada (“Capital”) and Elephant Capital LLC., a privately-held limited liability company in Colorado, United States of America (“Elephant”) whereby Capital sold 600,000 shares or fifty nine percent (59%) of the our outstanding common stock and one hundred percent of Capital’s Net Smelter Royalty (NSR) to Elephant for a total of seven hundred thousand ($700,000) in the form of a promissory note.  The terms of the Stock Purchase require that Capital place the 600,000 shares of common stock into escrow, to be released upon  payment in full of the obligation evidenced by the promissory note.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Our primary focus in calendar 2005 will be in commencing exploration of the Los Galivanes property.  We intend to start exploring for mineral reserves on the Mexican Hat property commencing in early 2006. The first phase of exploration for either property will include diamond drilling and deep trench bulk sampling, sampling, assaying, structural geological work and surveys. We have no revenues from operations.

Liquidity and Capital Resources

We have never earned revenues from operations. Our cash needs for 2005 are estimated to be $80,000, for general and administrative costs, drilling and other exploration activities on Los Gavilanes and option payments under the Los Gavilanes option, and an additional $3,000 per month for each of Messrs. Enright and Carasquero, as well as $12,000 per month for Capital Hill Resources' management contract. We intend to pay management compensation only out of cash from future placements and intend to renegotiate the Capital Hill Resources contract. The $144,000 due to Capital Hill Resources in 2004 was forgiven by Capital Hill Resources.  As of April 2005, we have approximately $85,000 remaining from a private placement undertaken by our subsidiary. In 2006 additional sums in the amount of $200,000 are estimated to be required for the Mexican Hat project. We have no arrangement or understanding for the financing needed in 2006.

We do not have sufficient capital to begin exploration of Mexican Hat without a substantial infusion of operating capital. It will be necessary to either borrow funds to operate or generate operating funds through the sale of equity. There can be no assurance that we will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless we are successful in raising additional operating capital, we will not have sufficient funds to operate during the balance of the 2006 fiscal year.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology.  The statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

Item 7.

FINANCIAL STATEMENTS

Capital Hill Gold's financial statements are appended to the end of this report.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 4, 2004, Capital Hill Gold, Inc. terminated its relationship with HJ & Associates, LLC (“HJ”) the principal accountant previously engaged to audit our financial statements and retained Dohan and Company , Certified Public Accountants (“Dohan”) as the principal accountants to replace HJ. The board of directors approved the change of accountants from HJ to Dohan. The audit reports of HJ on our financial statements for the fiscal years ending December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal years ending December 31, 2003 and December 31, 2002 including the subsequent interim periods since engagement through August 4, 2004, the date of termination, we had no disagreements with HJ with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused HJ to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 2002, including the subsequent interim periods since engagement through August 4, 2004, the date of HJ’s termination, and prior to the appointment of Dohan, neither we (or anyone on our behalf) did not consult with Dohan regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), we did not consult Dohan in respect to these matters during the time periods detailed herein.

We provided HJ with a copy of  its Current Report on Form 8-K dated Augsut 4, 2004  prior to filing it with the Securities and Exchange Commissionurities and Exchange Commission (“Commission”). We requested that HJ furnish us with a letter to the Commission stating whether HJ agreed with the above statements. A copy of that letter dated August 4, 2004 was filed as an Exhibit to the Form 8-K and is incorporated by reference to this Annual Report.

Item 8A.

CONTROLS AND PROCEDURES

We maintain  disclosure controls and procedures designed to ensure that information  required to be disclosed in our reports filed under the  Securities and Exchange Act of 1934,  as amended (the Exchange  Act),  is recorded,  processed, summarized,  and  reported  within  the  required  time  periods,  and that such information is accumulated and  communicated  to our  management,  including our Chief Executive Officer and Chief Financial  Officer,  as appropriate,  to allow for timely decisions regarding disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Rule  13a-15(b)  under the Exchange Act, we conducted an evaluation,  with the participation of our Chief Executive Officer and the Chief Financial  Officer,   of  the  effectiveness  of  our  disclosure  controls  and procedures  as of December 31, 2004. Management determined that our disclosure controls and procedures were effective to ensure that material information relating to us  is made known to them, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

 There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

OTHER INFORMATION

Not applicable

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of Capital Hill Gold serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Capital Hill Gold.

Mr. Enright, age 46,  has been director, Chief Financial and Executive Officer since March 2005, attended Western State College of Colorado in pursuit of a degree in geology.  Since 2004, Mr. Enright has been the president of International Auction Group, Inc. and since 1998 the chief financial officer of TI Communications.  During the 1990’s Mr. Enright had success in building Casino Express Services, a multi-million dollar transportation company.  In the 1980’s he was Vice President of Western Consolidated Energy, writing limited partnerships for gas/energy conversion, served as production manager with The Mining and Chemical Corp., and was a consultant for Advanced Agritech, Inc.

Code of Ethics

Capital Hill Gold  has not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. Capital Hill Gold intends to adopt a code of ethics during calendar 2005.

Audit Committee Financial Expert

Capital Hill Gold does not have an audit committee.  Capital Hill Gold does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of Capital Hill Gold's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost to Capital Hill Gold of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Capital Hill Gold's business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below. The current President and CFO was appointed after December 31, 2004.

Summary Compensation Table

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Options/

 LTIP

Stock ($)

SARs(#)

Payouts ($)

Malcolm Cameron

                2004

   $12,000

0

          10,000     0

         10,000          0

President

 Arthur Garrison

2003

10,400

0

0

0

0

0

0

 President

2002

10,400

0

0

0

0

0                   0

Luther Jefferies

2003

0

0

0

0

0

           0

0

 CFO

2002

0

0

0

0                0                          0

 Kent Carasquero

2004                             12,000                                                                               10,000                              10,000

CFO

We have entered into an employment agreement with Mr. Enright on March 4, 2005.  Pursuant to the agreement, Mr. Enright will be paid three thousand dollars (USD $3,000.00) per month and 50,000 shares of common stock plus an additional five percent (5%) of the common shares on a non-dilutive basis.  Other than Mr. Enright’s employment agreement, he has not entered into any related transactions .

Option/SAR Grants in Year ended December 31, 2004 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

Kent Carasquero

10,000

50%

$13.00

*

Malcolm Cameron

10,000

50%

$13.00

*

* Options expired in calendar 2004.

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

Kent Carasquero

0

$0

(1)

0

Malcolm Cameron

0

         $0

  (1)

0

(1)All options had an exercise price of $13 but expired prior to December 31, 2004. The closing price of the common stock was $1.31 on  December 30, 2004.

Capital Hill Gold has no long term incentive plans other than the plans described above.

Each of the  then President, CEO, Malcolm Cameron and the Secretary, CFO, Kent Carasquero were compensated $1,000.00 per month as per their employee agreements dated February 18, 2004.  The employment agreements terminated in March 2005 upon their resignation as officers and directors. Subsequently, Mr. Carasquero entered into a consulting agreement on March 4, 2005 pursuant to which Mr. Carasquero is to receive a monthly fee of $3,000.00, 50,000 shares of common stock and an additional five percent (5%) of the common shares on a non-dilutive basis

Pursuant to their employment agreements each of the then  President, CEO, Malcolm Cameron and the then  Secretary and CFO Kent Carasquero were issued ten thousand (10,000) unregistered common shares  and were both granted the right to purchase 10,000 common shares at a price of $13.00 per share  from the Stock Option Plan.The options expired in 2004. Management expects to use consultants, attorneys, and accountants as necessary.

Under the Management Agreement (the “Agreement”), Capital Hill Resources, Ltd. (“CHR”) will assist us to develop the Mexican Hat properties. Specifically CHR will supervise hiring qualified staff, oversee the performance of personnel and the operation of the business enterprises including but not limited to mining exploration; identify business opportunities, due diligence, and negotiate contracts for such opportunities; coordinate and administer all development programs including capital funding projects; prepare and disseminate business plans and engineering reports; liaison with corporate alliances, customers, auditors, solicitors and affiliated companies and potential business partners. The Term of this Agreement is for a period of 36 months commencing on March 1, 2004 and terminating December 31, 2007; and shall renew automatically for subsequent one year periods. Management intends to renegotiate this agreement for 2005 and beyond. CRH agreed to waive the payment of the $144,000 due in 2004. Under the Agreement, CHR shall be compensated on a monthly basis from March 1,2004 with a monthly retainer of $12,000 (the ” Fee”). The Fee may be renegotiated annually at the request of either Capital Hill Gold or CHR. In the event the fee is not renegotiated the Fee shall be increased by the greater of 5% or the amount of the cost of living index increase as published by the Canadian Federal government in its final annual publication of such reports. Further, CHR shall be funded for or reimbursed for all reasonable expenses incurred, or to be incurred, by CHR for our benefit

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of common stock as of the date of this report by (i) each person known by Capital Hill Gold to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Capital Hill Gold's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, Capital Hill Gold believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name and Address

Common Stock

Percentage

Daniel Enright,

Chief Executive and

Financial  Officer  and Director

5486 Tiger Bend Lane

Morrison CO 80465

                               1,161,175(1)

5.0%

All officers

  and directors

  as a group (1 person)

                               1,161,175(1)

5.0%

(1)

Includes the right to receive 5% of the outstanding common shares under his employment contract,  (1,111,175 shares based on 22,223,500 shares outstanding) )as well as 50,000 shares owned by him directly.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kent Carasquero, a director and officer until March 4, 2005, entered into an employment agreement on February 18, 2004 pursuant to which Mr. Carasquero was to receive a monthly salary of $1,000 and 10,000 unregistered common shares and was granted the an option to purchase 10,000 unregistered common shares under the 2004 Stock Option Plan at a price of $13 per share. The options expired in 2004.  The employment agreement terminated on March 4, 2005.

Malcolm Cameron, a director and officer until March 31, 2005, entered into an employment agreement on February 18, 2004 pursuant to which Mr. Cameron was to receive a monthly salary of $1,000 and 10,000 unregistered common shares and was granted an option to purchase 10,000 unregistered common shares under the 2004 Stock Option Plan at a price of $13 per share. The options expired in 2004.  The employment agreement terminated on March 5, 2005.

On February 18, 2004 we issued 600,000 unregistered shares of common stock valued at $.294 per share to Capital Hill Resources Ltd. for the purchase of the rights to certain mineral claims located in Arizona in an Option Agreement between Autec, and Capital Hill Resources Ltd.

On February 26, 2004, we entered into a Management Agreement with Capital Hill Resources Ltd (“CHR”). CHR was to be compensated for thirty six months on a monthly basis from March 1,2004 with a monthly retainer of $12,000 (the ” Fee”). The Fee may be renegotiated annually at the request of either Capital Hill Gold or  CHR. In the  event the fee is not renegotiated the Fee shall be increased by the greater of 5% or the amount of the cost of living index increase as published by the Canadian Federal government in its final annual publication of such reports. Further, CHR shall be funded for or reimbursed for all reasonable expenses incurred, or to be incurred, by CHR for our benefit. CHR waived payment of the $144,000 due for 2004 and we intend to renegotiate this agreement for 2005 and beyond to lessen or eliminate the payment.  In addition, we entered into three convertible loan agreements in March, April and May 2004 totalling $13,200, bearing interest at 8% per annum. As of December 31, 2004 the interest accrued on these convertible loan agreements was $829.

PART IV

Item 13.

EXHIBITS

Exhibit Number

Exhibit

2.(i)

Articles of Merger between Chiriquitos Mining, Inc., CAGI Transition, Inc. and the Registrant, as filed with the Wyoming Secretary of State. Incorporated by reference to  exhibit 2.1 as filed with the Company’s Current Report on Form 8-K dated March 17, 2005.

3(i)

 Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001

3(ii)                            Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001.)

 3(iii)

                    By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001.

 3(iv)

                   Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 14C filed with the Securities and Exchange Commission on February 26,2004.

10(i)

Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the Securities and Exchange Commission on February 26,2004.

10(ii)

Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the Securities and Exchange Commission on February 26,2004.

10(iii)

                         2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the Securities and Exchange Commission on February 26,2004.

10 (iv)

Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero. Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

10(v)

Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron. . Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

    10(vi)

Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd. . Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

   10.(vii)                          Mining Option Agreement dated March 12, 2005 between Chiriquitos Mining, Inc. Minera Holmex S.A. de C.V., and International American Resources Inc. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K/A dated March 17, 2005

21. Subsidiaries of the Registrant. Chiriquitos Mining, Inc. is a wholly owned Wyoming subsidiary. No trade names are employed

       31(a)

Certification of the Chief Executive and Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

      32(a)

Certification of the Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

16(i)              4      Letter from HJ stating that it has reviewed the Form 8-K dated August 4, 2004 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated August 4, 2004.

.

Item 14 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Dohan and Company, Certified Public Accountants billed and accrued $15,940 for audit fees and review of quarterly filings in the fiscal year ended December 31, 2004.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2004 were performed by persons other than Dohan and Company, Certified Public Accountants'  permanent full-time employees.

Our prior accountants, HJ & Associates, LLC billed us $2,500 and $7,524.75 for audit fees and review of quarterly filings in the fiscal years ended December 31, 2004 and 2003, respectively.

Audit-Relatted Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Dohan and Company, Certified Public Accountants was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2005.

CAPITAL HILL GOLD, INC.

By:/s/ Daniel Enright

Daniel Enright

President

Pursuant to the requirements of the Securities and Exchange Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 5, 2005.

By:

/s/Daniel Enright

President, CFO  and Director

Daniel Enright

(principal executive, accounting and financial

officer)

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

Dohan and Company

7700 North Kendall Drive, 200

Certified Public Accountants

Miami, Florida     33156-7564

A Professional Association

Telephone      (305) 274-1366

Facsimile      (305) 274-1368

E-mail         info@uscpa.com

Internet        www.uscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Capital Hill Gold, Inc.

(An Exploration Stage Company)

Morrison, Colorado

We have audited the accompanying balance sheet of Capital Hill Gold, Inc. (An Exploration Stage Company) as of December 31, 2004, and the related statements of operations, deficiency in assets and cash flows for the year then ended and for the period from the inception of the exploration stage (February 26, 2004) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Hill Gold, Inc. (An Exploration Stage Company) at December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from the inception of the exploration stage (February 26, 2004) through December 31, 2004. in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company incurred a loss of $481,118 for the year ended December 31, 2004, has a working capital deficiency of $231,722 at December 31, 2004, and as discussed in Note 2 to the financial statements has a deficit of $552,858 of which $229,190 was accumulated during the development stage, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, P.A.

Certified Public Accountants

Miami, Florida

May 3, 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Capital Hill Gold, Inc.

(Formerly Autec Associates, Inc.)

Stuart, Florida

We have audited the accompanying balance sheet of Capital Hill Gold, Inc. (formerly Autec Associates, Inc.) as of December 31, 2003, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the December 31, 2003 10-KSB financial statements, the Company has sold its operating assets and operating business, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

HJ & Associates, LLC

Salt Lake City, Utah

April 9, 2004

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS

Current
Cash and cash equivalents	$ 2,341	$ 21,704
Prepaid expenses	750	-
Inventory	-	12,500
Deferred tax asset less valuation allowance of $39,949 and $7,200	-	-

	3,091	34,204

Equipment	-	1,249

Total assets	$ 3,091	$ 35,453

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

Current
Accounts payable and accrued liabilities	$ 18,701	$ 32,524
Due to related parties	151,718	-
Notes payable – related party	14,029	-
Notes payable	50,365	-

Total liabilities	234,813	32,524

Commitments

Stockholders' equity (deficiency in assets)
Common stock, 10,000,000 shares authorized, $0.001 par value,
1,023,500 shares issued and outstanding (December 31, 2003 – 625,000)	1,024	625
Additional paid-in capital	320,112	74,044
Deficit	(323,668)	(71,740)
Deficit accumulated during the exploration stage	(229,190)	-

Total stockholders’ equity (deficiency in assets)	(231,722)	2,929

Total liabilities and stockholders’ equity (deficiency in assets)	$ 3,091	$ 35,453

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2004	Year Ended December 31, 2003	From Inception of the Exploration Stage on February 26, 2004 through December 31, 2004

EXPENSES
General and administrative	63,528	-	63,496
Interest expense	1,865	-	1,865
Interest expense – related party	829	-	829
Management fees	144,000	-	144,000
Salaries and employee compensation	279,000	-	19,000

	489,222	-	229,190

Loss before loss from discontinued operations	(489,222)	-	(229,190)

Income (loss) from discontinued operations	8,104	(19,709)	-

Loss before income taxes	(481,118)	(19,709)	(229,190)

Provision for income taxes	-	-	-

Net loss	$ (481,118)	$ (19,709)	$ (229,190)

Net loss per share:
From continuing operations	$ (0.50)	$ (0.00)
From discontinued operations	0.00	(0.00)

Basic and diluted net loss per share	$ (0.50)	$ (0.00)

Weighted average number of shares outstanding	955,557	625,000

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
			Additional		During the
	Common	Stock	Paid-in	Treasury	Exploration
	Number	Amount	Capital	Stock	Stage	Deficit	Total

Balance, December 31, 2002	625,000	$ 625	$ 58,092	$ -	$ -	(52,031)	6,686

Contributed capital	-	-	15,952	-	-	-	15,952

Net loss for the year	-	-	-	-	-	(19,709)	(19,709)

Balance, December 31, 2003	625,000	625	74,044	-	-	(71,740)	2,929

Sale of net assets of the
Company for return of
common stock to treasury	-	-	-	(13,533)	-	-	(13,533)

Common stock issued pursuant
to management agreements
at $0.65	20,000	20	259,980	-	-	-	260,000

Common stock issued for
mining claims at $0.01	600,000	600	(600)	-	-	-	-

Retirement of treasury stock	(221,500)	(221)	(13,312)	13,533	-	-	-

Net loss for the period	-	-	-	-	-	(251,928)	(251,928)

Balance, February 26, 2004
(beginning of exploration stage)	1,023,500	1,024	320,112	-	-	(323,668)	(2,532)

Net loss for the period	-	-	-	-	(229,190)	-	(229,190)

Balance, December 31, 2004	1,023,500	$ 1,024	$ 320,112	$ -	$ (229,190)	$ (323,668)	$ (231,722)

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	Year Ended December 31, 2003	From Inception of the Exploration Stage on February 26, 2004 through December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (481,118)	$ (19,709)	$ (229,190)
Adjustments to reconcile net loss
to net cash used by operating
activities:
Depreciation	-	499	-
Common stock issued for services	260,000	-	-
Interest expense – related party	829	-	829
Interest expense	1,865	-	1,865

Changes in assets and liabilities:
Increase in prepaid expenses	(750)	-	(750)
Decrease in inventory	-	705	-
Increase (decrease) in accounts payable and accrued
liabilities	(13,607)	1,155	18,701
Increase in due to related parties	151,718	-	151,718

Net cash used in operating activities	(81,063)	(17,350)	(56,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	13,700	-	9,600
Repayment of notes payable – related party	(500)	-	(500)
Proceeds from note payable	48,500	-	48,500
Contributed capital	-	15,952	-

Net cash provided by financing activities	61,700	15,952	57,600

Change in cash and cash equivalents	(19,363)	(1,398)	773

Cash and cash equivalents, beginning of period	21,704	23,102	1,568

Cash and cash equivalents, end of period	$ 2,341	$ 21,704	$ 2,341

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.

NATURE AND CONTINUANCE OF OPERATIONS

Capital Hill Gold, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Flordia under the name Autec Associates, Inc.

On January 12, 2004, the Company decided to sell its existing business assets and enter into the mining exploration industry. In connection with this change of business, the Company entered into a purchase and sale agreement, dated February 26, 2004, whereby the Company sold net assets of $13,533 to Mr. Art Garrison (former president of the Company) in consideration of the return of Mr. Garrison’s 221,500 shares of the Company’s common stock to the Company’s treasury. These shares were subsequently retired. The results of all prior jewelry-making operations have been retroactively reclassified as discontinued operations in these financial statements. Due to the fact that the Company is no longer actively engaged in significant business operations, the Company is deemed to have entered the exploration stage as of February 26, 2004.

On February 16, 2004, the Company resolved to amend its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc, increased its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share. Subsequent to the year ended December 31, 2004, the Company effected a 20:1 share consolidation on the issued and outstanding shares (Note 11). References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of these changes in par value and the reverse stock split.

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

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) seeking  business opportunities which would not require large cash investments, and (3) seeking to merge with or acquire an existing operating entity. In addition, management has discontinued its jewelry-making operations and greatly reduced monthly overhead expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

	2004	2003

Working capital (deficiency)	$ (231,722)	$ 1,680
Deficit	(323,668)	(71,740)
Deficit accumulated during the exploration stage	(229,190)	-

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  The significant accounting policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary assets and liabilities are included in the statements of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statement of operations.

Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Inventory

Inventory is stated at the lower of cost or market using the first-in, first-out method of valuation. Inventory consists solely of finished goods, which are various jewelry items. At December 31, 2003, the Company held no raw materials or work-in-process in its inventory.

Equipment

Equipment, which consists of furniture and fixtures, is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over a seven-year useful life.  Depreciation expense for the year ended December 31, 2004, was $Nil (2003 - $499).

Mineral properties

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS 123 and the consensus in Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2004 and 2003:

	2004	2003

Net loss, as reported	$ (481,118)	$ (19,709)

Add: Total stock-based employee compensation expense included in net loss, as reported determined under APB 25, net of related tax effects	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(127,584)	-

Net loss, pro-forma	$ (608,702)	$ (19,709)

Basic and diluted net loss per share, as reported	$ (0.50)	$ (0.00)

Basic and diluted net loss per share, pro-forma	$ (0.64)	$ (0.00)

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding convertible debentures into common shares and exercise of stock options would be anti-dilutive.  As of December 31, 2004, there were 10,000 (2003 – Nil) potentially dilutive securities outstanding.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities” ("FIN 46") (revised on December 17, 2003).  The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities.  A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 15, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29” (“SFAS 153”) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, “Share Based Payment” (“SFAS 123R”).  SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

i)

Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

ii)

Nonpublic entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity’s share price.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

New accounting pronouncements (cont’d…)

i)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

ii)

Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award’s value immediately before the modification determined based on the shorter of (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.  SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18.  SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005.  Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005.  For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

The adoption of these new pronouncements are not expected to have a material effect on the Company's financial position or results of operations.

4.

DUE TO RELATED PARTIES

The following balances are due to related parties at December 31, 2004:

Due to Capital Hill Resources, Ltd. (“CHR”)	$ 144,000
Due to former director for wages	5,500
Due to former director for wages and expenses	2,218

$ 151,718

The Company has committed to pay management fees of $12,000 per month for thirty-six months commencing March 1, 2004, under a management fee agreement with CHR, who was the Company’s majority shareholder (Note 11).

These balances are unsecured, due on demand and without fixed terms for repayment.

Subsequent to December 31, 2004, the amount due to CHR was forgiven.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

5.

NOTES PAYABLE

Principal due under three notes payable to CHR is as follows:

Convertible loan agreement dated March 9, 2004, maturing March 31, 2005	$ 5,600
Convertible loan agreement dated April 25, 2004, maturing April 30, 2005	3,000
Convertible loan agreement dated May 4, 2004, maturing May 31, 2005	4,600

$ 13,200

The above notes bear interest at 8% per annum. Interest of $829 has been accrued to December 31, 2004.

Subsequent to December 31, 2004, the convertible loans were forgiven by CHR.

Principal due under three notes payable to an unrelated party is as follows:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500

$ 48,500

The above notes bear interest at 10% per annum. Interest of $1,865 has been accrued to December 31, 2004.

Under all the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

6.

RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, the following related party transactions occurred during the year ended December 31, 2004:

a)     The Company issued 10,000 common shares at $13.00 per share to each of two former directors of the Company pursuant to employment agreements dated February 18, 2004. As a result, $260,000 was recorded in salaries and employee compensation expense.

The Company also issued 10,000 stock options with an exercise price of $13.00 per share pursuant to these employment agreements. During the year ended December 31, 2004, 10,000 stock options expired unexercised.

b)

The Company paid or accrued $144,000 in management fees to its former majority shareholder, CHR (Note 11).

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

6.

RELATED PARTY TRANSACTIONS (cont’d…)

c)

The Company accrued $829 in interest expense on notes payable due to its former majority shareholder, CHR (Note 11).

6.

COMMITMENTS

The Company has entered into an option agreement with CHR to acquire forty-two unpatented mineral claims located in Cochise County, Arizona. CHR acquired its interest in these properties through the assignment of two existing option agreements and the surface lease agreement.

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

On February 26, 2004, the Company issued 600,000 common shares to CHR under the option agreement.

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Loss before income taxes	$ (489,222)	$ (19,709)

Expected income tax recovery	$ (79,400)	$ (7,100)
Other	39,400	(100)
Unrecognized benefit of operating loss carry forwards	40,000	7,200

Income tax recovery	$ -	$ -

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	2004	2003

Deferred tax assets:
Income tax benefit of net operating loss carryforwards	$ 40,000	$ 27,500
Valuation allowance	(40,000)	(27,500) )

Net deferred tax assets	$ -	$ -

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

8.

INCOME TAXES (cont’d…)

The Company has approximately $112,000 of operating loss carry forwards, which expire beginning in 2014. Under Section 382 of the Internal Revenue Code, utilization of net operating losses may be limited in the event of a change of ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

9.

SEGEMENT INFORMATION

The Company operates in one segment, being the exploration of mineral properties, in the United States of America.

(d)

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, inventory, accounts payable and accrued liabilities, due to related parties and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(e)

SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2004:

a)

On January 26, 2005, pursuant to a unanimous written consent of the board of directors, the Company effected a consolidation of the Company’s common stock capital on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.  This corporate action was executed on behalf of the board of directors by Daniel Enright, who was not formally appointed as the Company’s chief executive officer, chief financial officer or a member of the Company’s board of directors until March 4, 2005 (see h) below).  Kent Carasquero, the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors as of the date of this consent and until his resignation on March 4, 2005 (see g) below), did not approve this corporate action nor did the other board member of the Company at the time, being Peter Holeczek.  This corporate action was subsequently adopted by unanimous written consent of the board of directors on April 13, 2005, which was signed by Daniel Enright as the sole director of the Company.

b)

On February 9, 2005, the Company was made aware of a Stock Purchase Agreement (“Stock Purchase”) between CHR and Elephant Capital LLC (“Elephant”), whose president, Paul Enright, is the brother of Daniel Enright.  Under the terms of the agreement, CHR sold 12,000,000 shares or 59% of the Company’s common stock and 100% of CHR net smelter royalty (“NSR”) to Elephant for a total of $700,000 in the form of a promissory note.  The terms of the Stock Purchase required that CHR place the 12,000,000 shares of the Company’s common stock into escrow to be released upon payment in full of the obligation evidenced by the promissory note.

c)

On February 25, 2005, the Company incorporated a wholly-owned subsidiary called CAGI Transition, Inc. (“Transition”), a Wyoming corporation.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

11.

SUBSEQUENT EVENTS (cont’d…)

d)

On March 2, 2005, the shareholders of the Company resolved to give Kent Carasquero, the chief executive officer, chief financial officer and a director at that time, the authority to enter into a contract with Mercantile Gold Company.

e)

On March 3, 2005, the Company, pursuant to a Mining Option Agreement (the “Agreement”) granted an option to Mercantile Gold Company (“MGCP”), a Delaware corporation, to acquire 50% of the Company’s option to acquire forty-two mineral unpatented claims located in Cochise County, Arizona (the “Property”).  Under the terms of the Agreement MGCP is required to pay US$25,000 to the Company, which is to be non-refundable and credited against minimum exploration expenditures.  Further, MGCP is required to continue to investigate and evaluate the economic and technical feasibility of processing the gold-bearing surface alluvium material overlying the lode resources on the Property.  Should an economic reserve be delineated, and an independent feasibility study recommend commercial development, then MGCP would be obligated to contribute equipment and working capital valued at US$2,000,000, sufficient to place the Property into production at an operating rate of up to 150 tons per hour.  MGCP is also required to spend a minimum of US$250,000 on the further exploration and development of the Property within twelve months of the date of the Agreement.

f)

On March 4, 2005, the board of directors of the Company accepted the resignation of Peter Holeczek as a member of the Company’s board of directors.

g)

On March 4, 2005, the board of directors of the Company accepted the resignation of Kent Carasquero as the Company’s chief executive officer and chief financial officer and a member of the Company’s board of directors.  Concurrently, the board of directors entered into a consulting agreement with Kent Carasquero as a consultant and issued 50,000 common shares pursuant to this consulting agreement. The consulting agreement calls for monthly fees of $3,000 plus 5% of the Company’s common stock on a non-dilutive basis

h)

On March 4, 2005, the board of directors appointed Daniel Enright as the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors.  Concurrently, the Company entered into an employment agreement with Daniel Enright whereby Daniel Enright will be paid $3,000 per month and 5% of the Company’s common stock on a non-dilutive basis.  The Company also issued 50,000 common shares to Daniel Enright.

i)

On March 17, 2005, Transition merged with Chiriquitos Mining, Inc. (“Chiriquitos”) whereby Chiriquitos was the survivor in the merger.  In connection with the merger, the shareholders of Chiriquitos received 20,000,000 shares of the Company’s common stock.  In connection with this merger agreement, the Company assumed the outstanding $100,000 principal amount of Chiriquitos’ 1.5% convertible debenture due December 31, 2006, and concurrently issued 1,100,000 shares upon conversion of $11,000 of the $100,000 convertible debenture of Chiriquitos.

Chiriquitos, a Wyoming corporation, has acquired an option to acquire the Los Gavilanes mining concession from Minera Holmex S.A. de C.V. and International American Resources Inc.  The total purchase price for the property under the option agreement will be $805,000, of which $15,000 has been paid, $485,000 to be paid over a period of five years ending August 10, 2010, and a final payment of $305,000 due on February 10, 2011.  All payments are required to be paid in cash.