Form 10QSB
period 2005-03-31
CAPITAL HILL GOLD INC
filed 2005-05-20
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

Commission File Number 0-32375

CAPITAL HILL GOLD, INC.

(Exact Name of small business issuer as specified in its charter)

            Florida

65-0067192

(State or other Jurisdiction of

I.R.S. Employer Identi-

Incorporation or Organization

        fication No.)

                    5486 Tiger Bend Lane, Morrison Colorado

80465

 (Address of Principal Executive Offices)

(Zip Code)

(239) 513-9265

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes    X           No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value

            23,284,675

Title of Class

Number of Shares outstanding

at March 31, 2005

Transitional Small Business Format     Yes            No    X

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

BALANCE SHEETS

ASSETS

December 31,

March 31,

2004

2005

Current Assets

Cash and cash equivalents

$

2,341

$

85,674

Prepaid expenses

750

--

Total Current Assets

3,091

85,674

Other Assets – Option payments on Chiqueritos

--

10,000

Total Assets

$

3,091

$

95,674

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and accrued liabilities

$

18,701

$

28,024

Related party accounts payable

151,718

13,468

Related party notes payable

14,029

--

Convertible Debenture

--

89,000

Note payable

50,365

51,578

Total Current Liabilities

$

234,813

$

182,070

Shareholders’ Deficit

Common Stock $.001 par value; 200,000,000 shares

  authorized; 1,023,500 and 23,284,675 shares issued

  and outstanding

1,024

23,285

Additional paid-in capital (deficiency)

320,112

1,063,815

Accumulated deficit

(323,868)

(323,868)

Deficit accumulated during exploration stage

(229,190)

(849,628)

Total Shareholders’ Deficit

$

(231,722)

$

(86,396)

Total Liabilities and Shareholders’ Equity

$

3,091

$

95,674

The accompanying notes are an integral part of the financial statements.

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE THREE

FROM INCEPTION

MONTHS ENDED

(February 26, 2004)

March 31,

TO

2004

2005

March 31, 2005

REVENUES

$

$

$

OPERATING EXPENSES

General and Administrative

4,312

19,990

83,486

Interest Expense

--

1,213

3,907

Compensation Expense

262,000

757,264

920,264

TOTAL OPERATING EXPENSES

266,312

778,407

1,007,657

OTHER INCOME (EXPENSE) –

Gain on forgiveness of debt

--

158,029

158,029

NET (LOSS)

(258,208)

(620,438)

(849,628)

NET (LOSS) PER SHARE

$

(.31)

$

(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES

858,407

4,269,653

See Accompanying Notes to Financial Statements.

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

March 31,

2004

2005

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)

$

(258,208)

$

(620,438)

    Adjustments to reconcile net loss to

       net cash used in operating activities:

Non-Cash Compensation Expense

260,000

754,764

Decrease in prepaid expenses

--

750

Increase in Note payable

--

1,213

Increase (decrease) in related party notes payable

--

(14,029)

Decrease in accrued expenses

(1,961)

--

Increase (decrease) in accounts payable

(27,190)

9,323

Increase (decrease)  in related party accounts payable

--

(138,250)

    Net cash flows from operating activities

(27,359)

(6,667)

CASH FLOWS FROM INVESTING ACTIVITIES

--

--

Option Progress Payments

--

(10,000)

Proceeds from note payable – related party

6,100

--

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from convertible debenture

--

89,000

    Issuance of common stock

--

11,000

  Net Cash flows from financing activities

6,100

100,000

NET INCREASE (DECREASE) IN CASH

(21,259)

83,333

CASH BALANCE AT BEGINNING OF PERIOD

21,704

2,341

CASH BALANCE AT END OF PERIOD

$

445

$

85,674

Non-cash items

 Issuance of common stock for services

--

757,264

No taxes or interest was paid during the periods.

See Accompanying Notes to Financial Statements.

CAPITAL HILL GOLD, INC.

 (formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2005

1.

NATURE AND CONTINUANCE OF OPERATIONS

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2005, the results of operations for the three and nine months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Capital Hill Gold, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc.   The Company incorporated a wholly owned Wyoming subsidiary in the quarter ended March 31, 2005.

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

On February 16, 2004, the Company resolved to amend its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc, increased its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share. In February 2005, the Company effected a 20:1 share consolidation on the issued and outstanding shares (Note 11). References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of these changes in par value and the reverse stock split.

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

Mineral properties

Costs of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.  Option payaments on the Chiqueritos payments are carried as other assets until such time as the option is exercised or it lapses.  If the option is exercised all option payments are credited to the purchase price and the option payments will be carried as mineral properties.  In the option lapses without being exercised these payments will be expensed.

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended March 31, 2005 and 2004:

2005

2004

Net loss, as reported

$

610,196

$

--

Add:  Total stock-based employee compensation expense

  included in net loss, as reported determined under APB 25,

  net of related tax effects

Deduct:  Total stock-based employee compensation expense

  Determined under fair value based method for all awards,

  Net of related tax effects

$

(127,584)

--

Net loss, pro-forma

$

(608,7--)

$

(19,7--)

Basic and diluted net loss per share, as reported

$

(0.50)

$

(0.00)

Basic and diluted net loss per share, pro-forma

$

(0.64)

$

(0.00)

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding convertible debentures into common shares and exercise of stock options would be anti-dilutive.  As of March 31, 2005, there were 10,000 no potentially dilutive securities outstanding.

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

iii)

Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

iv)

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

4.

DUE TO RELATED PARTIES

The following balances are due to related parties at March  31, 2005:

Due to former director for wages

$

5,500

Due to director and officer for wages

2,500

Due to director for cash advanced

3,250

Due to former director for wages and expenses

2,218

$

9,718

The Company committed to pay management fees of $12,000 per month for thirty-six months commencing March 1, 2004, under a management fee agreement with CHR, who was the then Company’s majority shareholder CHR waived payment of fees in fiscal 2004 and this agreement has been cancelled.

These balances are unsecured, due on demand and without fixed terms for repayment.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

4.

DUE TO RELATED PARTIES continued

On March 4, 2005 On March 4, 2005, the board of directors appointed Daniel Enright as the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors.  Concurrently, the Company entered into an employment agreement with Daniel Enright whereby Daniel Enright will be paid $3,000 per month and 5% of the Company’s common stock on a non-dilutive basis.  The Company also is obligated to  issue 50,000 common shares to Daniel Enright. The total number of shares sue as of March 31, 2005 is 1,161,165. On the same date the Company also entered into a consulting agreement with its former Chief Financial Officer for three years at $3,000 per month plus 50,000 shares of common stock. This agreement has been cancelled for non-performance.

5.

NOTES PAYABLE

Principal due under three notes payable to CHR of $14,829 were forgiven as of December 31, 2004.

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500

$ 48,500

The above notes bear interest at 10% per annum. Interest of $3,079 has been accrued to March 31, 2005.

Under all the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

The debenture is due on December 31, 2006 but has been classified as a current liability since the Company intends to retire it during fiscal 2005.  The Company assumed a convertible debenture in the amount of $100,000 as a result of a merger of its wholly owned subsidiary on March 17, 2005.  The debenture is convertible into shares of common stock.  In trhe quarter $11,000 of the debenture was converted into 1,100,000 shares of common stock.

6.

RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, the following related party transactions occurred during the three months ended March 31, 2005:

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

10.

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

11.

STOCKHOLDERS’ EQUITY; MERGER

On January 26, 2005, pursuant to a unanimous written consent of the board of directors, the Company effected a consolidation of the Company’s common stock capital on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.  This corporate action was executed on behalf of the board of directors by Daniel Enright, who was not formally appointed as the Company’s chief executive officer, chief financial officer or

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

11.

STOCKHOLDERS’ EQUITY; MERGER (continued)

a member of the Company’s board of directors until March 4, 2005.  Kent Carasquero, the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors as of the date of this consent and until his resignation on March 4, 2005, did not approve this corporate action nor did the other board member of the Company at the time, being Peter Holeczek.  This corporate action was subsequently adopted by unanimous written consent of the board of directors on April 13, 2005, which was signed by Daniel Enright as the sole director of the Company.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

11.

STOCKHOLDERS’ EQUITY; MERGER  (cont’ d…)

On March 17, 2005, CAGI Transition, Inc., a wholly owned subsidiary, merged with Chiriquitos Mining, Inc. (“Chiriquitos”) whereby Chiriquitos was the survivor in the merger.  In connection with the merger, the shareholders of Chiriquitos received 20,000,000 shares of the Company’s common stock.  In connection with this merger agreement, the Company assumed the outstanding $100,000 principal amount of Chiriquitos’ 1.5% convertible debenture due December 31, 2006, and concurrently issued 1,100,000 shares upon conversion of $11,000 of the $100,000 convertible debenture of Chiriquitos.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Item 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS  -  None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – not applicable since this information was included in Current Reports on Form 8-K.

Item 3.

DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

OTHER INFORMATION - None

Item 6.

EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL HILL GOLD, INC.

Date:

May 16, 2005

By:/s/ Daniel Enright

Daniel Enright,

CEO and Chief Financial Officer

(chief financial officer and

accounting officer and duly

authorized officer)