Form 10QSB
period 2005-06-30
CAPITAL HILL GOLD INC
filed 2005-08-19
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

            97,938,700

Title of Class

Number of Shares outstanding

at June 30, 2005

Transitional Small Business Format     Yes            No    X

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

BALANCE SHEETS

ASSETS

December 31,

June 30,

2004

2005

Current Assets

Cash and cash equivalents

$

2,341

$

39,684

Prepaid expenses

750

--

Total Current Assets

3,091

39,684

Other Assets – Option payments on Chiqueritos

--

--

Total Assets

$

3,091

$

39,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and accrued liabilities

$

18,701

$

22,529

Related party accounts payable

151,718

22,468

Related party notes payable

14,029

--

Convertible Debenture

--

77,000

Note payable

50,365

52,790

Total Current Liabilities

$

234,813

$

177,787

Shareholders’ Deficit

Common Stock $.001 par value; 200,000,000 shares

  authorized; 1,023,500 and 23,284,675 shares issued

  and outstanding

4,096

97,938

Additional paid-in capital (deficiency)

317,040

1,001,162

Accumulated deficit

(323,868)

(323,868)

Deficit accumulated during exploration stage

(229,190)

(913,335)

Total Shareholders’ Deficit

$

(231,722)

$

(138,103)

Total Liabilities and Shareholders’ Equity

$

3,091

$

39,684

The accompanying notes are an integral part of the financial statements.

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

CUMULATIVE

FOR THE THREE

FOR THE SIX

FROM INCEPTION

MONTHS ENDED

MONTHS ENDED

(February 26, 2004)

June 30,

June 30,

TO

2004

2005

2004

2005

June 30, 2005

REVENUES

$

$

$

$

$

OPERATING EXPENSES

General and Administrative

23,335

53,495

27,647

73,485

136,981

Interest Expense

--

1,213

--

2,425

5,120

Compensation Expense

54,000

9,000

316,000

766,264

929,264

TOTAL OPERATING EXPENSES

72,335

63,708

343,647

842,174

1,071,365

OTHER INCOME (EXPENSE) –

Gain on forgiveness of debt

--

--

--

158,029

158,029

Income (loss) from discontinued

   Operations

--

--

8,104

--

--

NET (LOSS)

(72,335)

(63,708)

(335,543)

(684,145)

(913,336)

NET (LOSS) PER SHARE

$

(.01)

$

(0.00)

(.09)

(.01)

WEIGHTED AVERAGE NUMBER OF SHARES

5,117,500

48,915,811

3,622,637

66,858,828

See Accompanying Notes to Financial Statements.

CAPITAL HILL GOLD, INC.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

Six Months Ended

June 30,

2004

2005

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)

$

(335,543)

$

(684,145)

    Adjustments to reconcile net loss to

       net cash used in operating activities:

Non-Cash Compensation Expense

260,000

757,764

(Increase) Decrease in prepaid expenses

(750)

750

Increase in Note payable

--

2,925

Increase (decrease) in related party notes payable

--

(14,029)

Decrease in accrued expenses

(1,961)

--

Increase (decrease) in accounts payable

(22,242)

3,828

Increase (decrease)  in related party accounts payable

--

(129,250)

    Net cash flows from operating activities

(100,496)

(62,657)

CASH FLOWS FROM INVESTING ACTIVITIES

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from note payable – related party

13,700

--

    Repayment of note payable – related party

(500)

--

    Due to related parties

49,000

--

    Proceeds from note payable

20,000

--

    Proceeds from convertible debenture

--

77,000

    Issuance of common stock

--

23,000

  Net Cash flows from financing activities

82,200

100,000

NET INCREASE (DECREASE) IN CASH

(18,296)

37,343

CASH BALANCE AT BEGINNING OF PERIOD

21,704

2,341

CASH BALANCE AT END OF PERIOD

$

3,408

$

39,684

Non-cash items

 Issuance of common stock for services

--

757,264

No taxes or interest was paid during the periods.

See Accompanying Notes to Financial Statements.

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2005

1.

NATURE AND CONTINUANCE OF OPERATIONS

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2005, the results of operations for the three and nine months ended June 30, 2005 and 2004, and the cash flows for the three months ended June 30, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Capital Hill Gold, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc.   The Company incorporated a wholly owned Wyoming subsidiary in the quarter ended June 30, 2005.

On January 12, 2004, the Company decided to sell its existing business assets and enter into the mining exploration industry. In connection with this change of business, the Company entered into a purchase and sale agreement, dated February 26, 2004, whereby the Company sold net assets of $13,533 to Mr. Art Garrison (former president of the Company) in consideration of the return of Mr. Garrison’s 221,500 shares of the Company’s common stock to the Company’s treasury. These shares were subsequently retired. The results of all prior jewelry-making operations have been retroactively reclassified as discontinued operations in these financial statements. Due to the fact that the Company was no longer actively engaged in significant business operations, the Company is deemed to have entered the exploration stage as of February 26, 2004.

On February 16, 2004, the Company resolved to amend its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc, increased its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share. In February 2005, the Company effected a 20:1 share consolidation on the issued and outstanding shares and in June 2005 the Company effected a 4-for-1 forward stock split (Note 11). References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of these changes in par value and the reverse stock split.

2.

GOING CONCERN

The Company’s liabilities exceed assets and the Company has a substantial deficit. These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Net loss per share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted net loss per share is not presented separately from basic net loss per share as the conversion of outstanding convertible debentures into common shares and exercise of stock options would be anti-dilutive.  As of June 30, 2005, there were 10,000 no potentially dilutive securities outstanding.

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

4.

DUE TO RELATED PARTIES

The Company is accruing $3,000 per month compensation due to its officer.  Such amounts totaled $12,000 as of June 30, 2005.  The remaining $10,529 in related party payables are due to former related parties.

These balances are unsecured, due on demand and without fixed terms for repayment.

On March 4, 2005 On March 4, 2005, the board of directors appointed Daniel Enright as the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors.  Concurrently, the Company entered into an employment agreement with Daniel Enright whereby Daniel Enright will be paid $3,000 per month and 5% of the Company’s common stock on a non-dilutive basis.  The Company also is obligated to  issue 50,000 common shares to Daniel Enright. The total number of shares sue as of June 30, 2005 is 1,161,165. On the same date the Company also entered into a consulting agreement with its former Chief Financial Officer for three years at $3,000 per month plus 50,000 shares of common stock. This agreement has been cancelled for non-performance.

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

$ 48,500

The above notes bear interest at 10% per annum. Interest of $5,292 has been accrued to June 30, 2005.

Under all the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

The debenture is due on December 31, 2006 but has been classified as a current liability since the Company intends to retire it during fiscal 2005.  The Company assumed a convertible debenture in the amount of $100,000 as a result of a merger of its wholly owned subsidiary on March 17, 2005.  The debenture is convertible into shares of common stock.  In the June 2005 quarter $12,000 of the debenture was converted into 4,800,000 shares of common stock.

6.

RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, no related party transactions occurred during the three months ended June 30, 2005.

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

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

8.

INCOME TAXES

The Company has approximately $913,335 of operating loss carry forwards, which expire beginning in 2014. Under Section 382 of the Internal Revenue Code, utilization of net operating losses may be limited in the event of a change of ownership.

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

11.

STOCKHOLDERS’ EQUITY; MERGER

On January 26, 2005, the Company effected a consolidation of the Company’s common stock capital on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.

A 4-for-1 forward stock split was effected in June 2005.

On March 17, 2005, CAGI Transition, Inc., a wholly owned subsidiary, merged with Chiriquitos Mining, Inc. (“Chiriquitos”) whereby Chiriquitos was the survivor in the merger.  In connection with the merger, the shareholders of Chiriquitos received 20,000,000 shares of the Company’s common stock.  In connection with this merger agreement, the Company assumed the outstanding $100,000 principal amount of Chiriquitos’ 1.5% convertible debenture due December 31, 2006, and concurrently issued 4,400,000 shares upon conversion of $11,000 of the $100,000 convertible debenture of Chiriquitos.

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

CAPITAL HILL GOLD, INC.

(formerly Autec Associates, Inc.)

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2004

Liquidity and Capital Resources

We have never earned revenues from operations. Our cash needs for 2005 are estimated to be $80,000, for general and administrative costs, drilling and other exploration activities on Los Gavilanes and option payments under the Los Gavilanes option, and an additional $3,000 per month for each of Mr. Enright. We intend to pay management compensation only out of cash from future placements. The $144,000 due to Capital Hill Resources in 2004 was forgiven by Capital Hill Resources.  As of June 2005, we have approximately $40,000 remaining from a private placement undertaken by our subsidiary. In 2006 additional sums in the amount of $500,000 are estimated to be required for our mineral projects. We have no arrangement or understanding for the financing needed in 2006.

We do not have sufficient capital to begin exploration of our projects without a substantial infusion of operating capital. It will be necessary to either borrow funds to operate or generate operating funds through the sale of equity. There can be no assurance that we will be able to generate sufficient income from either borrowing, the sale of equity, or a combination thereof to allow it to operate its business during the coming year. Unless we are successful in raising additional operating capital, we will not have sufficient funds to operate during the balance of the 2006 fiscal year.

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

August 16, 2005

By:/s/ Daniel Enright

Daniel Enright,

CEO and Chief Financial Officer

(chief financial officer and

accounting officer and duly

authorized officer)