Form 10QSB
period 2005-09-30
amerimine resources, inc.
filed 2005-11-21
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________

Commission File Number 0-32375

AMERIMINE RESOURCES, INC.

 (Exact Name of small business issuer as specified in its charter)

              Florida                                                                                                                                                 65-0067192

(State or other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

                        Identification No.)

5486 Tiger Bend Lane,  Morrison,  Colorado                                                                                               80465

   (Address of Principal Executive Offices)                                                                                                      (Zip Code)

(239) 513-9265

(Issuer's Telephone Number, including Area Code)

CAPITAL HILL GOLD, INC.

(Former name, address and fiscal year if changed since last report)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, $.001 par value                                                                                            111,238,700

                    Title of Class

                                                                                            Number of Shares outstanding

                                                            at September 30, 2005

Transitional Small Business Format      Yes  [    ]   No  [ X ]

                                                                        AMERIMINE RESOURCES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

      December 31,

  September 30,

   2004

  2005

Current Assets

      Cash

$

2,341

$

9,219

      Prepaid expenses

750

--

            Total Current Assets

3,091

9,219

Other Assets – option payments on Chiqueritos

--

--

Total Assets

$

3,091

$

9,219

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

      Accounts payable and accrued liabilities

$

18,701

$

18,169

      Related party accounts payable

151,718

31,968

      Related party notes payable

14,029

--

      Convertible debenture

--

43,750

      Notes payable

50,365

54,002

            Total Current Liabilities

234,813

147,889

Stockholders’ Deficit

      Common Stock $.001 par value; 200,000,000 shares

            authorized; 1,023,500 and 111,238,700 shares issued

            and outstanding

4,096

111,238

       Additional paid-in capital

317,040

1,021,112

       Accumulated deficit

 (323,868)

(323,868)

       Deficit accumulated during exploration stage

(229,190)

(947,152)

              Total Stockholders’ Deficit

(231,722)

(138,670)

Total Liabilities and Stockholders’ Deficit

$

3,091

$

9,219

The accompanying notes are an integral part of the financial statements.

AMERIMINE RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

     Cumulative

    From Inception

Three Months Ended

Nine Months Ended

    (Feb. 26, 2004)

 September 30,

September 30,

    to

2004

2005

2004

2005

Sept. 30, 2005

REVENUES

$

$

$

$

$

OPERATING EXPENSES

      General and administrative

9,264

23,604

36,346

109,089

172,585

      Interest expense

1,315

1,213

1,315

3,638

6,332

      Compensation expense

54,000

9,000

370,000

763,264

926,264

TOTAL OPERATING EXPENSES

64,579

33,817

408,226

875,991

1,105,181

OTHER INCOME (EXPENSE)

      Gain on forgiveness of debt

--

--

--

158,029

158,029

       Income (loss) from discontinued

           operations

--

--

8,104

--

--

NET (LOSS)

$

(64,579)

$

(33,817)

$

(400,122)

$

(717,962)

$

(947,152)

NET (LOSS) PER SHARE

$

(.06)

$

(0.00)

$

(.39)

$

(.01)

WEIGHTED AVERAGE

     NUMBER OF SHARES

1,023,500

104,588,700

1,023,500

57,666,350

The accompanying notes are an integral part of the financial statements.

AMERIMINE RESOURCES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Nine Months Ended

September 30,

    2004

  2005

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss

$

(400,122)

$

(717,962)

     Adjustments to reconcile net loss to

         net cash used in operating activities:

Non-cash compensation expense

260,000

757,264

Common stock issued for interest

1,315

--

(Increase) decrease in prepaid expenses

(750)

750

Increase in note payable

--

3,637

(Decrease) in related party notes payable

--

(14,029)

(Decrease) in accounts payable and accrued liabilities

(20,013)

(532)

Increase (decrease) in related party accounts payable

        101,000

        (122,250)

    Net cash flows used in operating activities

(58,570)

(93,122)

CASH FLOWS FROM INVESTING ACTIVITIES

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from note payable – related party

13,700

--

     Repayment of note payable – related party

(500)

--

     Proceeds from note payable

25,000

--

     Proceeds from convertible debenture

--

43,750

     Issuance of common stock

--

56,250

  Net cash flows from financing activities

38,200

100,000

NET (DECREASE) INCREASE IN CASH

(20,370)

6,878

CASH AT BEGINNING OF PERIOD

21,704

2,341

CASH AT END OF PERIOD

$

1,334

$

9,219

Non-cash items

     Issuance of common stock for services

$

260,000

$

757,264

    No taxes or interest was paid during the periods.

The accompanying notes are an integral part of the financial statements.

AMERIMINE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

1.

NATURE AND CONTINUANCE OF OPERATIONS

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2005.

Amerimine Resources, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc.   The Company incorporated a wholly owned Wyoming subsidiary in the quarter ended March 31, 2005.

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

In July 2005, the Company amended its Articles of Incorporation whereby the Company changed its corporate name to Amerimine Resources, Inc.  In February 2005, the Company amended its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc. from Autec Associates, Inc.; increased its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share.  In February 2005, the Company effected a 20:1 share consolidation on the issued and outstanding shares and in June 2005, the Company effected a 1-for-4 forward stock dividend (Note 11).  References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of these changes in par value, the reverse stock split and the forward stock dividend.

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

AMERIMINE RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

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

AMERIMINE RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

AMERIMINE RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

3.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

4.

DUE TO RELATED PARTIES

The Company is accruing $3,000 per month compensation due to its officer.  Such amounts totaled $12,000 as of September 30, 2005.  The remaining $19,968 of related party payables are due to former related parties or major shareholders.  These balances are unsecured, due on demand and without fixed terms for repayment.

On March 4, 2005, the board of directors appointed Daniel Enright as the Company’s chief executive officer, chief financial officer and a member of the Company’s board of directors.  Concurrently, the Company entered into an employment agreement with Daniel Enright whereby Daniel Enright will be paid $3,000 per month and 5% of the Company’s common stock on a non-dilutive basis.  The Company also is obligated to issue 50,000 common shares to Daniel Enright. The total number of shares due as of September 30, 2005 is 1,161,175. On the same date the Company also entered into a consulting agreement with its former Chief Financial Officer for three years at $3,000 per month plus 50,000 shares of common stock. This agreement has been cancelled for non-performance.

AMERIMINE RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

5.

NOTES PAYABLE

Principal and accrued interest due under three related notes payable of $14,029 and related party accounts payable of  $144,000 to CHR were forgiven as of December 31, 2004.

Other notes payable at September 30, 2005 are:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500
$ 48,500

Other notes payable bear interest at 10% per annum and interest of $5,502 has been accrued as of September 30, 2005.  Under the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

The convertible debenture is due December 31, 2006 but has been classified as a current liability since the Company intends to retire it during fiscal 2005.  The Company assumed the convertible debenture in the amount of $100,000 as a result of the Chiriquitos merger with its wholly owned subsidiary on March 17, 2005 (Note 11).  The debenture is convertible into shares of the Company’s common stock.  Since the merger, $56,250 of the convertible debenture has been converted into 19,200,000 shares of the Company’s common stock.

6.

RELATED PARTY TRANSACTIONS

Except as disclosed elsewhere, no related party transactions occurred during the three months ended September 30, 2005.

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

AMERIMINE RESOURCES, INC.

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

8.

INCOME TAXES

The Company has approximately $950,000 of operating loss carry forwards, which expire beginning in 2014. Under Section 382 of the Internal Revenue Code, utilization of net operating losses may be limited in the event of a change of ownership.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

9.

SEGEMENT INFORMATION

The Company operates in one segment, being the exploration of mineral properties, in the United States of America.

10.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, due to related parties and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

11.

STOCKHOLDERS’ DEFICIT

On January 26, 2005, the Company effected a consolidation of the Company’s common stock on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.

A 1-for-4 forward stock split was effected in June 2005.

On March 17, 2005, CAGI Transition, Inc., a wholly owned subsidiary, merged with Chiriquitos Mining, Inc. (“Chiriquitos”) whereby Chiriquitos was the survivor in the merger.  In connection with the merger, the shareholders of Chiriquitos received 20,000,000 shares of the Company’s common stock.  In connection with this merger, the Company assumed the outstanding $100,000 Chiriquitos’ 1.5% convertible debenture due December 31, 2006.  Since the merger, $56,250 of the convertible debenture has been converted into 22,500,000 shares of the Company’s common stock.  At September 30, the Company has $43,750 of Chiriquitos, 1.5% convertible debenture outstanding which is convertible into 17,500,000 shares of the Company’s common stock.

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

Liquidity and Capital Resources

We have never earned revenues from operations. Our cash needs for 2005 are estimated to be $100,000, for general and administrative costs, drilling and other exploration activities on Los Gavilanes and option payments under the Los Gavilanes option, and an additional $3,000 per month for Mr. Enright. We intend to pay management compensation only out of cash from future placements. The $144,000 due to Capital Hill Resources in 2004 was forgiven by Capital Hill Resources.  As of September 2005, we have approximately $40,000 remaining from a private placement undertaken by our subsidiary. In 2006 additional sums in the amount of $500,000 are estimated to be required for our mineral projects. We have no arrangement or understanding for the financing needed in 2006.

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

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS - None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - Not applicable since this    information was included in Current Reports on Form 8-K.

Item 3.

 DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

Item 5.

 OTHER INFORMATION - None

Item 6.

 EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERIMINE RESOURCES, INC.

Date:  November 20, 2005

By:/s/ Daniel Enright

  Daniel Enright,

  CEO and Chief Financial Officer

  (chief financial officer and

  accounting officer and duly

  authorized officer)