Form 10QSB/A
period 2005-06-30
amerimine resources, inc.
filed 2006-01-10
CIK 1075861

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

Item 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2005, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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