Form 10KSB
period 2005-12-31
amerimine resources, inc.
filed 2006-04-17
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities and

Exchange Act of 1934 For the fiscal year ended December 31, 2005

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and

 Exchange Act of 1934 For the transition period from  __________to _________

Commission file number 0-32375

AMERIMINE RESOURCES, INC.

(Name of small business issuer in its charter)

 Florida

65-0067192

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

Room 501, Tower E1, Oriental Plaza, No. 1, East Chang An Avenue, Beijing, China    None

(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number: (8610) 85189080

Securities registered pursuant to Section 12(b)of the Exchange Act: None

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

           The aggregate market value of the voting stock held by non-affiliates  of the registrant as of March 31, 2006 was $1,775,967 based on a closing sale price of $.025 per share as of April 11, 2006.

           The number of shares outstanding of the issuer's classes of Common

Stock as of April 11, 2006:

Common Stock, $.001 Par Value – 71,238,700 Shares

Transitional Small Business Disclosure Format           YES            NO   X

                                     DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Amerimine expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General

Amerimine Resources, Inc. (formerly Capital Hill Gold, Inc and Autec Associates, Inc.) was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the “Company”). The Company’s shares trade on the Over-the-Counter Bulletin Board under the symbol AMRR.OB (AMMN.OB on and after April 17, 2006). From inception in 1988 to early 2004, the Company was engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company also manufactured and designed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments. The Company managed a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intended to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company’s market concentration was in southeastern United States, which was primarily due to long-term existing relationships with certain clients.

On January 12, 2004, the Company entered into the mineral exploration business and executed  an option agreement (the “Option”) with Capital Hill Resources Ltd. Under this agreement the Company may acquire 42 mineral unpatented claims (claim name Victor 1- 42 inclusive) and the NE & NW half of Section 9, and the surface rights with an option to purchase surface rights (453 acres) on Section 4 located in Cochise County Arizona.  In March 2005 the Company acquired Chiriquitos Mining, Inc., which held an option on certain mineral (gold) properties in Mexico. Additional mineral properties (gold, silver and uranium)  were optioned in 2005 in Colorado. Due to lack of funding to develop the properties, the options lapsed without completion of payment for the option prices, and the Company abandoned its mineral business. In September 2005 the Company entered into discussions with a group for a joint venture on a Nigerian petroleum project. This venture was not successful and Amerimine became a “shell” company and began to seek for another business.

On April 2, 2006, the Amerimine  acquired American Unity Investments, Inc., a Nevada corporation (:AUI”), pursuant to an Agreement and Plan of Reorganization dated March 31, 2006.  In connection with the acquisition,   shareholders of AUI received 50,000,000 (post split) shares of Company common stock. In connection with the acquisition, the Company intends to effect a 1-for-1000 reverse stock split of the common stock effective on April 17, 2006, resulting in approximately 71,239 pre-merger shares outstanding. The Company shall also issue 22,463,768 (post split) shares on  April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. As a result, upon consumation of the transactions related to the acquisition there will be 72,535,007 shares of common stock outstanding (50,000,000 +71,239+22,463,768 shares). The share numbers in the remainder of this report do not reflect the April 17, 2006 reverse stock split.

 CURRENT OPERATIONS

Amerimine intends to enter the forestry business in China, with emphasis on plantation forestry. The Company will acquire parcels of land, either in its own name or in joint venture with investors, and plant trees on the parcel for future harvest. Because land ownership in fee simple is not permitted under  Chinese law, acquisition will be in the form of a long term land lease. Amerimine has not identified specific parcels it will acquire at this time. We expect to identify parcels  to acquire in the next three to four months.

On January 8, 2006, AUI entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a stockholder of the Company and is engaged in the leasing of forestry land in China. The transaction will be treated as an acquisition of business under common control.  The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. As of April 14, 2006, the acquisition has not been completed and there is no assurance that it will be completed.

Chinese  Forestry Industry.

“Forest cover has grown from 8.6% of the land base in 1949 to over 17.5% in 2000. Mature stands are decreasing, however, while the share of plantation and commercial forests continues to rise in response to government policies. Most of the forests are in remote regions, however, and lack of transportation limits exploitation. China has three major forest areas: the northeast (Heilongjiang, Jilin, and Inner Mongolia); the southwest (Sichuan and Yunnan); and the southeast (Guangdong, Guangxi, Fujian, Jiangxi, and Hainan). Fujian, Zhejiang, Anhui, and Guangdong together account for about 30% of the total value of the forestry sector. Coniferous stands, which yield the most valuable commercial timber, are found mainly in the northeast and adjoining parts of Inner Mongolia. Deciduous trees are felled in Sichuan and Yunnan. Between 1990 and 1995, however, the northeast's share of production fell to from 38% to 30%, as production shifted from state-owned forests in the north to plantation forests in the south. While China is a major producer of softwood logs and lumber, virtually all of its production is domestically consumed. Paper production, which has benefited from the substitution of rice-straw and other nonwood materials for wood pulp, nearly tripled during the 1980s. Special forestry products originating in southwestern China include tung oil, cassia oil, and aniseed oil. Wood imports can vary widely from year to year. China is the largest timber importer in the world— imports of timber and related products reached $9.87 billion in 2001, with $3.47 billion in timber products and $6.38 billion in pulp and paper. Production amounts for 2000 (in 1,000 cu m) were roundwood, 287,472; sawnwood, 7,702, wood-based panels, 18,647; wood pulp, 3,700; and paper and paperboard, 35,529.”

“Deforestation has been a persistent and serious problem in China, leading to massive erosion and desertification. The government has, from the start of its first five-year plan in 1953, given high priority to campaigns for afforestation. By 1980, 26 million ha (64 million acres) of new forests had been planted, and during the 1980s, afforestation proceeded at the rate of 4.55 million ha (11.24 million acres) per year. However, cutting of trees for fuel continued in rural areas, and many of the trees planted as part of afforestation efforts were lost because of neglect after planting. In its ninth five-year plan commencing in January 1996, the Ministry of Forestry had the following goals: operating 10 major forest conservation projects by 2000; increasing the variety of wood species in state-owned forest plantations; developing the paper making industry; exploring and developing growing trees in marginal land (such as hilly, mountainous, or sandy terrain); and classifying forests as either industrial (for environmental protection) or economic (for commercial production). During 1990–2000, the forested area grew by an annual average of 1.2%.” (Source: People’s Daily Online, 2003, http://english.people.com.cn/200409/21/eng20040921_157738.html)

According to a March 2006 report of Forestry Trends,  from 1997 to 2005 the value of forest product imports has risen from $6.4 billion to $16.4 billion, and the volume of imports has tripled. The reason for the import growth is not only the increase in China’s manufacturing for export, but also growing domestic demand. About 70% (in volume) of wood imports are then re-exported.From 1997 to 2005 the vaule of forestry exports grew from $3.6 billion to $17.2 billion.  China has moved from utilization of rice and other agricultural waste for paper production into wood pulp based production. China is now the second largest producer of paper products (including packaging materials) in the world after the United States.

The Company believes that these trends will continue and Chinese demand for forestry products will continue.

Employees

The Company has 4 employees other than its officers.

Item 2.

DESCRIPTION OF PROPERTY

The Company has the use of a sufficient amount of office space in Room 501, Tower E1, Oriental Plaza, No. 1, East Chang An Avenue, Beijing, China for rent at $ 2,000 per month. Such space is deemed to be sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

(a)  Market Information

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CAGI.OB since the second quarter of 2003 until February 2005 when the symbol was changed to CHGI.OB in connection with a 1-for-20 reverse stock split. On May 31, 2005 a 4-for-1 forward stock split was effected and the trading symbol was changed to AMRR.OB in July  2005 in connection with a name change to Amerimine Resources, Inc.     The high and low sales prices for the common stock (all as adjusted for the stock splits but not for the reverse stock split to be effected on April 17, 2006)  were as follows:

Quarter Ended

High

Low

December 31, 2005

$.18

$ .021

September 30, 2005

$.84

$ .14

June 30, 2005

$3.03

$.20

March 31, 2005

$ 2.25

$.01

December 31, 2004

$5.03

$ .05

September 30, 2004

$6.25

$ .15

June 30, 2004

$10.25

$4.85

March 31, 2004

$ 7.50

$5.05

December 31, 2003

$ 4.75

$4.75

September 30, 2003

$.20

$.20

June 30, 2003

$.20

$.20

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of December 31, 2005, there were approximately 100 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2005

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

             --

---                                        400,000

Plans approved by

Security holders

Equity compensation

5,561,935

   0

--

Plans not approved

By Security holders

Total

5,561935

0

400,000

The employment agreement under which the former director and officer had the right to receive 5% of the outstanding shares of the Company (the 5,561,935 shares described above) for no consideration was mutually terminated on March 31, 2006.

 The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the 12th day of January, 2004. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 400,000 shares of Common Stock, of which options for 80,000 shares have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of  Common Stock (“Stock Rights”) may be granted under the Plan.

(e)

Sales of Unregistered Securities during the year ended December 31, 2005

The Company issued 40,000,000 shares of its common stock as of March 17, 2005 to 20 persons in connection with the merger of its wholly owned subsidiary, CAGI Transition, Inc., with Chiriquitos Mining, Inc. As a result of the merger, the 20 shareholders of Chiriquitos Mining received 10,000,000 shares of Registrant common stock in exchange for all of their shares of Chiriquitos Mining. The exemption relied upon was Section 4(2) of the Securities Act, since the shares were not offered to the public.  No public solicitation or advertising was utilized in the transaction.

In addition, the Company issued 4,400,000 shares on March 14, 2005 upon conversion of $10,000 of the outstanding $100,000 convertible debenture of Chiriquitos Mining, Inc. which was assumed by the Company in the merger. Subsequently in 2005 18,100 additional shares were issued upon conversion of $46,250 of the Debentures. The exemptions relied upon was Section 4(2) of the Securities Act as a non public offering, and also Section 3(a)(9) of the Securities Act which section exempts exchanges of securities with between an issuer and its securityholders.  The convertible debenture was issued by Chiriquitos Mining under Rule 504. A Notice of Sale on Form D was filed by Chiriquitos Mining, Inc.  No underwriter was involved and no public solicitation or advertising was utilized in the transaction.

In or about October, 2005 10,000,000 restricted shares were issued to a joint venture partner, an LLC controlled as per the Company’s understanding by less than 5 persons.   The exemption relied upon was Section 4(2) of the Securities Act as a non public offering. No underwriter was involved and no public solicitation or advertising was utilized in the transaction.

(f)

Company repurchases of common stock during the year ended December 31, 2005.

There were no Company repurchases of common stock during the year ended December 31, 2005.

Securities and Exchange Commission Rule 15g

Our Company’s shares are covered by Rule 15g of the Securities and Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Change of Control.

On February 9, 2005, the Company was made aware of Stock Purchase Agreement between Capital Hill Resources Ltd., a privately held corporation based corporation Canada (“Capital”) and Elephant Capital LLC., a privately held limited liability company in Colorado, United States of America (“Elephant”) whereby Capital sold 150,000 shares or fifty nine percent (59%) of the Company’s common stock and one hundred percent of Capital’s Net Smelter Royalty (NSR) to Elephant for a total of seven hundred thousand ($700,000) in the form of a promissory note.  The terms of the Stock Purchase require that Capital place the 150,000 shares of the Company’s common stock into escrow to be released upon payment in full of the obligation evidenced by the promissory note. Elephant is owned by Paul Enright, a brother of a former officer and director.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

We have never earned revenues from operations. Our cash needs for 2006 are estimated to be $500,000 for general and administrative costs. We intend to acquire forestry land for our business and plan to obtain thee amounts by private placements of our securities or from loans from related parties. We have no arrangement or understanding for the financing needed in 2006. The funds for the Company’s AUI operations for the period inception in December 2004 to December 31, 2005 were provided for by advances of $232,228 made by a shareholder and $119,066 made by a relaed party.

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology.  The statements in "Item 1 – Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

We are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7.  Our activities to date have been limited to seeking promising mineral properties. We do not believe that conventional financing, such as bank loans, is available to us due to these factors.  Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to affect our business plan.  However, Management believes that Amerimine's ability to raise significant amounts of financing will be dependent on favorable capital markets and also on obtaining either a small supply contract or other validation of our technology by an independent source, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 7.

FINANCIAL STATEMENTS

AUI’s financial statements are appended to the end of this report.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 27, 2006, Michael J. Larsen, LLC resigned as the Registrant’s principal accountant. Michael J. Larsen, LLC did not audit any of the Registrant’s financial statements and did not complete a review of any of the Registrant’s periodic filings. From the date of engagement of Michael J. Larsen, LLC on September 14, 2005 through January 27, 2006, the date of resignation, the Company had no disagreements with Michael J. Larsen, LLC with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. However, Michael J. Larsen, LLC did not review the quarterly financial information for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

Since engagement through January 27, 2006, the Registrant (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided Michael J. Larsen, LLC with a copy of its Form 8-K. The Company requested that Michael J. Larsen, LLC furnish the Company with a letter to the Securities and Exchange Commission stating whether Michael J. Larsen, LLC  agreed with the above statements. A copy of that letter dated February 9, 2006 is filed as an Exhibit to the Form 8-K and incorporated by reference to this Annual Report on Form 10-KSB.

On September 14, 2005 the Registrant engaged Michael J. Larsen, LLC as its new independent accountant.  Prior to the engagement of Michael J. Larsen, LLC, the Registrant did not consult with Michael J. Larsen, LLC, on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

On May 27, 2005, the Company terminated its relationship with Dohan and Company (“Dohan”) the principal accountant previously engaged to audit the Company’s financial statements.  The Company’s board of directors approved the dismissal of  Dohan. The audit reports of Dohan on  the Company’s financial statements for the fiscal year ending December 31, 2004 and  did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except such report was modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audit of the fiscal year ending December 31, 2004 including the subsequent interim periods since engagement through May 27, 2005, the date of termination, the Company had no disagreements with Dohan with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Dohan did not review the March 31, 2005 quarterly financial statements. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Dohan to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 2004, including the subsequent interim periods since engagement through May 27, 2005, the date of Dohan’s termination, the Company (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided Dohan with a copy of its Form 8-K. The Company requested that Dohan furnish the Company with a letter to the Securities and Exchange Commission stating whether Dohan agreed with the above statements. A copy of that letter is filed as an exhibit to the Form 8-Kdated May 27, 2005.

On August 4, 2004, the Company terminated its relationship with HJ & Associates, LLC (“HJ”) the principal accountant previously engaged to audit the Company’s financial statements and retained Dohan and Company (“Dohan”) as the principal accountants to replace HJ. The Company’s board of directors approved the change of accountants from HJ to Dohan. The audit reports of HJ on the Company’s financial statements for the fiscal years ending December 31, 2003 and December 31, 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty. In connection with the audits of the fiscal years ending December 31, 2003 and December 31, 2002 including the subsequent interim periods since engagement through August 4, 2004, the date of termination, the Company had no disagreements with HJ with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused HJ to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal year ending December 31, 2002, including the subsequent interim periods since engagement through August 4, 2004, the date of HJ’s termination, and prior to the appointment of Dohan, the Company (or anyone on its behalf) did not consult with Dohan regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Dohan in respect to these matters during the time periods detailed herein.

The Company provided HJ with a copy of its Current Report on Form 8-K dated Augsut 4, 2004 prior to filing it with the Securities and Exchange Commissionurities and Exchange Commission (“Commission”). The Company requested that HJ furnish the Company with a letter to the Commission stating whether HJ agreed with the above statements. A copy of that letter dated August 4, 2004 was filed as an Exhibit to the Form 8-K and incorporated by reference to this Annual Report.

Item 8A.

CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.

OTHER INFORMATION

Not applicable

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of Amerimine serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of Amerimine.

Mr. Charlie Peng – President/CEO

Prior to founding American Unity Investments, Charlie Peng orchestrated Beijing Dong Zhao Xu Forestry Development Inc. as President in company restructuring and implementing of new sales strategy that led to 600% increase. Previous to that, Charlie served as the Director of China Operation of Oklahoma City University (OCU), which hosted the China educational program in China. Before OCU, Charlie held a prominent position as Vice President of Johnson & Johnson Finance and Management Company in which he was responsible for M&A restructuring and financial advisory. Charlie also served as Director of International Department of Barton Industry Inc. (IDBI), where he established and expanded international sales channels in India, Japan, Hong Kong, and China. Prior to IDBI, Charlie served as Assistant to Chairman of the Board of Mutual Oil of America, which he was responsible for structuring the multi-million dollar contract with South Sea Oil.

Charlie serves on the Boards of Chinese American Business Council (Chairman), USA-China Education Fund Committee (Vice Chairman), Municipal Government of Lang Fang City (Economics Advisor), and Municipal Government of Peng Lai City (Senior Economics Advisor).

Charlie holds Bachelor’s Degrees in Business Administration from Portland State University and English from Beijing Foreign Languages University.

Mr. Lin Bi – Vice President/CFO

Mr. Lin Bi is a seasoned veteran of venture capital with more than thirty years experience in marketing, investment and financial strategies. Prior to joining American Unity Investments as Vice President, Mr. Bi spent ten years with East Coast International Ltd. (ECI), which he founded and grew to a multi-million dollar business unit. Before ECI, Mr. Bi also served in the recognized trading house, OG Inc., as Vice President of Marketing where he administered the marketing department for over five years. He also worked at UEC Import and Export Corporation as Purchasing Manager.

Mr. Bi earned a Bachelor of Science degree in Business Administration from the University of New Hampshire.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before June 30, 2006.

Audit Committee Financial Expert

Amerimine does not have an audit committee.  Amerimine does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of Amerimine's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below. The Company’s current President and CFO were appointed after December 31, 2005.

Summary Compensation Table

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Options/

 LTIP

Stock ($)

SARs(#)

Payouts ($)

 Daniel Enright

2005

$9,000

0

0

5,561,935

 President and CFO

Malcolm Cameron

                2004

          $0

0

          0

2,940

     0

 20,000          0

President

 Arthur Garrison

2003

10,400

0

0

0

0

0

0

 President

Luther Jefferies

2003

0

0

0

0

0

           0

0

 CFO

 Kent Carasquero         2004                                                                                             2,940                     10,000

CFO

The Company has entered into an employment agreement with Mr. Enright on March 4, 2005.  Pursuant to the agreement, Mr. Enright will be paid three thousand dollars (USD $3,000.00) per month and five percent (5%) of the Company’s common shares on a non-dilutive basis.  Other than Mr. Enright’s employment agreement, he has not entered into any related transactions with the Company. Mr. Enright was paid $9,000 under this agreement and it was mutually terminated on March 31, 2006. No shares were issued to Mr.Enright under this agreement.

Option/SAR Grants in Year ended December 31, 2005 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

--

--

--

--

--

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

--

--

--

--

--

Amerimine has no long term incentive plans other than the plans described above.

On February 18, 2004 the Company entered into employee agreements with Malcolm Cameron and Kent Carasquero  then both directors and officers of the Company as previously disclosed in Item 1 and 6 of this report.

On February 26, 2004, the Company entered into a Management Agreement with Capital Hill Resources Ltd. as previously disclosed in Item 1 of this report.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by Amerimine to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of Amerimine's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, Amerimine believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The address of each is Room 501, Tower E1, Oriental Plaza, No. 1, East Chang An Avenue, Beijing, China.

Number

Percentage

of Shares

of Shares

Name

Office

Owned(1)

Owned

Charles Peng

         President/CEO/Director

7,200,000

10.0%

Lin Bi

CFO and Director

1,000,000

  1.4%

All officers

  and directors

  as a group  (2 persons)

8,200,000

11.4%

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 3, 2005, the Company entered into an Employment Agreement with Daniel Enright, as the sole officer and director of the company, pursuant to which Mr. .Enright was to receive a salary of $3,000 per month and had the right to receive a number of shares of common stock equal to 5% of the outstanding shares. Mr. Enright received $9,000 in 2005 under this contract. The contract was mutually terminated on March 31, 2006 and no shares were issued under the agreement.

 On February 26, 2004, the Company entered into a Management Agreement with Capital Hill Resources Ltd (“CHR”) a promoter of the Company.  CHR was to be compensated for thirty six months on a monthly basis from March 1, 2004 with a monthly retainer of $12,000 (the ”Fee”). The Fee may be renegotiated annually at the request of either the Company or CHR. In the event the fee is not renegotiated the Fee shall be increased by the greater of 5% or the amount of the cost of living index increase as published by the Canadian Federal government in its final annual publication of such reports. Further, CHR shall be funded for or reimbursed for all reasonable expenses incurred, or to be incurred, by CHR for the benefit of the Company. The Management Agreement was terminated as of December 31, 2004. The Company at this time does not intend to employ CHR at this time. The amount owed as of December 31, 2004 is $144,000. The Company has determined that no consideration was given for the agreement nor for any convertible loans described below. In addition, the Company entered into three convertible loan agreements in March, April and May 2004 totaling $13,200, bearing interest at 8% per annum. As of December 31, 2004 and 2005 the interest accrued on these convertible loan agreements was $829 and $0.

As of December 31, 2005, AUI owed a stockholder $232,228 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $13,994, $0 and $13,994 for the year ended December 31, 2005, period from December 2, 2004 (inception) to December 31, 2004 and period from December 2, 2004 (inception) to December 31, 2005, respectively.

.

As of December 31, 2005, AUI owed a related party $119,066 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $1,191, $0 and $1,191 for the year ended December 31, 2005, period from December 2, 2004 (inception) to December 31, 2004 and period from December 2, 2004 (inception) to December 31, 2005, respectively.

PART IV

Item 13.

EXHIBITS

Exhibit Number

Exhibit

2.(i)

Articles of Merger between Chiriquitos Mining, Inc., CAGI Transition, Inc. and the Registrant, as filed with the Wyoming Secretary of State. Incorporated by reference to  exhibit 2.1 as filed with the Company’s Current Report on Form 8-K dated March 17, 2005.

2(ii)

Agreement and Plan of Reorganization  between American Unity Investments, Inc. and the Registrant. Filed herewith.

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

     3(iv)                                   Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 10.

      3(v)

Amended Articles of Incorporation changing name to Amerimine Resources, Inc. Filed Herewith.

     (i)                                  Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the Securities and Exchange Commission on February 26,2004.

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

10.(vii)

Mining Option Agreement dated March 12, 2005 between Chiriquitos Mining, Inc. Minera Holmex S.A. de C.V., and International American Resources Inc. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K/A dated March 17, 2005

10.viii.

Release and Settlement Agreement between the holders of the Debentures and the Registrant dated March 31, 2006. Filed herewith.

10.ix.

Release and Settlement Agreement between the holders of the Debentures and Daniel Enright dated March 31, 2006. Filed herewith.

16(i)                    Letter from HJ stating that it has reviewed the Form 8-K dated August 4, 2004 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated August 4, 2004.

16(ii)                    Letter from Dohan & Co. stating that it has reviewed the Form 8-K dated May 27, 2005 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated May  27, 2005.

16(iii)                    Letter from Michael Larsen CPA, LLC stating that it has reviewed the Form 8-K dated January 27, 2006 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated January 27, 2006.

.

21.

American Unity Investments, Inc. is a wholly owned Nevada subsidiary of the Registrant. No trade names are employed. Chiriquitos Mining, Inc. is a wholly owned Wyoming subsidiary. No trade names are employed

       31(a)

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

Item 14 Principal Accountant Fees and Services.

Audit Fees

Our former principal accountants, Dohan and Company billed us $21,739 for audit fees the fiscal year ended December 31, 2005.

Less than 50% of the hours expended by our auditors on the audit for the year ended December 31, 2005 were performed by persons other than Dohan and Company  permanent full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of Dohan and Company was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly  authorized on April 14, 2006.

AMERIMINE RESOURCES, INC.

By:/s/ Charlie Peng

Charlie Peng

President

        Pursuant to the requirements of the Securities and Exchange Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 14, 2006.

By:     /s/Charlie Peng

  President

        Charlie Peng

  (principal executive officer)

By:     /s/Lin Bi

  CFO and Director

        Lin Bi

 (principal accounting and financial

 officer)

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

 Pages

__________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

__________________________________________________________________________________________

Balance Sheets as of December 31, 2005 and 2004

__________________________________________________________________________________________

Statements of Operations and Comprehensive loss for the year ended December 31, 2005 and for the period from December 2, 2004 (Inception) to December 31, 2004, and for the period from December 2, 2004 (Inception) to December 31, 2005

__________________________________________________________________________________________

Statements of Stockholders’ Deficiency for the period from December 2, 2004 (Inception)

 to December 31, 2005

__________________________________________________________________________________________

Statements of Cash Flows for the year ended December 31, 2005 and for the period from December 2, 2004 (Inception) to December 31, 2004, and for the period from December 2, 2004 (Inception) to December 31, 2005

5

__________________________________________________________________________________________

Notes to the Financial Statements

  6 - 10

__________________________________________________________________________________________

1

Jimmy C.H. Cheung & Co Certified Public Accountants (A member of Kreston International)
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

American Unity Investments, Inc.

(a development stage company)

We have audited the accompanying balance sheets of American Unity Investments, Inc. (a development stage company), as of December 31, 2005 and 2004 and the related statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended December 31, 2005 and for the period from December 2, 2004 (inception) to December 31, 2004 and for the period from December 2, 2004 (inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Unity Investments, Inc. (a development stage company), as of December 31, 2005 and 2004, and the related statements of its operations and its cash flows for the year ended December 31, 2005 and for the period from December 2, 2004 (inception) to December 31, 2004 and for the period from December 2, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company had a net loss of $364,248, an accumulated deficit of $366,348 and a working capital deficiency of $300,463 and used cash in operations of $387,294.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 6.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 6, 2006

2

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong

Tel:  (852) 25295500   Fax:  (852) 28651067   Email: jchc@krestoninternational.com.hk

Website:  http://www.jimmycheungco.com

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

ASSETS

		2005		2004
CURRENT ASSETS				
Cash and cash equivalents	$	12,000	$	-
Prepaid expenses		43,831		-
Total Current Assets		55,831		-
TOTAL ASSETS	$	55,831	$	-

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

		2005		2004
CURRENT LIABILITIES				
Accrued liabilities	$	5,000	$	-
Due to a stockholder		232,228		-
Due to a related company		119,066		-
Total Current Liabilities		356,294		-
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' DEFICIENCY				
$ 0.02 par value, 500,000,000 shares authorized, 50,000,000 shares issued and outstanding		1,000,000		1,000,000
Additional paid-in capital		(934,115)		(949,900)
Deficit accumulated during the development stage		(366,348)		(2,100)
Subscriptions receivable		-		(48,000)
Total Stockholders' Deficiency		(300,463)		-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$	55,831	$	-

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM DECEMBER 2, 2004 (INCEPTION) TO DECEMBER 31, 2005

The accompanying are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Organization

American Unity Investments, Inc. was incorporated under the laws of the State of Nevada on December 2, 2004 and has elected a fiscal year end of December 31.  The Company intends to raise capital to fund its acquisition of suitable forestry businesses in the People’s Republic of China.

The Company is considered a development stage company and has not engaged in business activities of any kind since its incorporation.  The Company has not recorded any revenue.

(B)

Use of estimates

                The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(C)

Cash and cash equivalents

For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

(D)

  Long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the   impairment or disposal of Long-Lived Assets", long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long- lived assets. The Company reviews long-lived assets to determine that carrying values are not impaired.

(E)

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial      Instruments," requires certain disclosures regarding the fair value of financial instruments. Trade   accounts receivable, accounts payable, and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(F)

Income taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(G)

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the years ended December 31, 2005 and 2004 as the RMB is pegged to the United States dollar.

(H)

Income (loss) per share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted (loss) income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2005 and 2004.

(I)

Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

(J)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions.  SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  The guidelines of this statement are not applicable to the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"(“SFAS 151”) This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory.  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS 151 is effective for the Company July 1, 2005.  The Company does not expect the adoption of this statement will have any material impact on the its results or financial position.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29.  This Statement addresses the measurement of exchanges of nonmonetary assets.  It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company does not expect the adoption of this statement will have any material impact on the its results or financial position

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(J)   Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67.  This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”).  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.  The Company’s expected January 1, 2006 adoption of SFAS No. 154 is not expected to have any material impact on its results or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities”  (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The

Company is currently evaluating the impact this new Standard, but believes that will not have that it will not have a material impact on the Company’s financial position.

2.     INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $350,000 as at December 31, 2005 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2005 was $119,039. The net change in the valuation allowance for 2005 was an increase of $118,359.

3.     COMMITMENTS AND CONTINGENCIES

During 2005, the Company engaged a financial consultant to provide financial consultation services to the Company for up to $200,000. The Company will recognize the expense based on the actual invoiced cost.  As of December 31, 2005, the Company had paid $65,300 and prepaid $9,049.

4.     SHAREHOLDERS’ EQUITY

(A)

Incorporation

The Company filed its Articles of Incorporation with the Secretary of State of Nevada on December 2, 2004 and upon incorporation, it registered 275,000,000 shares of common stock with a par value of $0.001 as its authorized capital.

On the same date, the Company issued 50,000,000 shares of $0.001 each to its founders for cash of $12,000 and subscriptions receivable of $48,000. Subscriptions receivable of $48,000 were paid in 2005.

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

4.    SHAREHOLDERS’ EQUITY  (CONTINUED)

(B)

Increase in authorized capital and par value of common stock

In December 2005, the Company increased its authorized common stock from 275,000,000 shares to 500,000,000 shares and increased the par value of its common stock from $0.001 to $0.01, increasing the capitalization of its 500,000,000 authorized common stock from $275,000 to $5,000,000. The issued capital was retroactively adjusted to reflect  the increase in the par value of common stock.

(C)

In-kind contribution

During 2004, the Company recorded additional paid-in capital of $100 for the fair value of  services contributed to the Company by the directors.

During 2005, the Company recorded additional paid-in capital of $600 for the fair value of  services contributed to the Company by the directors.

5.    RELATED PARTY TRANSACTIONS

As of December 31, 2005, the Company owed a stockholder $232,228  for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $13,994, $0 and $13,994 for the year ended December 31, 2005, period from December 2, 2004 (inception) to December 31, 2004 and period from December 2, 2004 (inception) to December 31, 2005, respectively.

As of December 31, 2005, the Company owed a related party $119,066 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $1,191, $0 and $1,191 for the year ended December 31, 2005, period from December 2, 2004 (inception) to December 31, 2004 and period from December 2, 2004 (inception) to December 31, 2005, respectively.

In-kind contribution (see Note 4 (C))

6.    GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $366,348 at December 31, 2005 that includes a net loss of $364,248 for the year ended December 31, 2005.  The Company’s total current liabilities exceed its total current assets by $300,463 and the Company used cash in operations of $387,294.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern.  The Company is actively pursuing additional funding and potential merger or acquisition candidates and strategic partners, which would enhance stockholders’ investment.  Management believes that the above actions will allow the Company to continue operations through the next fiscal year.

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004

7.    SUBSEQUENT EVENT

(A)

Business acquisition

On January 8, 2006, the Company entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a stockholder of the Company and is engaged in the leasing of forestry land in China. The transaction will be treated as an acquisition of business under common control.

The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. As of  March 6, 2006,  the acquisition has not been completed.

(B)

Increase in par value of common stock

On February 9, 2006 the Company filed an amendment to its Articles of Incorporation to increase the par value of its common stock from $0.01 to $0.02, increasing the capitalization of its 500,000,000 authorized common stock from $5,000,000 to $10,000,000. The issued share capital of  the Company was retroactively adjusted to reflect  the increase in the par value of common stock.

(C)

Payment to a consultant

In January 2006, the Company paid $76,017 to a consultant for services.

(D)

Payment in escrow to a legal adviser

During 2006, the Company deposited $575,214 in escrow to a legal adviser from funds advanced by a related company.

Endnotes