Form 10QSB
period 2006-03-31
amerimine resources, inc.
filed 2006-05-30
CIK 1075861

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

(8610) 85189080

(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]   No  [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Common Stock, $.001 par value                                                                 72,535,007

                    Title of Class

                                                                           Number of Shares outstanding

                                                            at March 31, 2006

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND 2005 (UNAUDITED)

2006		2005
CURRENT ASSETS				
Cash and cash equivalents	$	39,014	$	-
Prepaid expenses		34,782		
Acquisition escrow deposit		762,385		-
Total Current Assets		836,181		-
TOTAL ASSETS	$	836,181	$	-
LIABILITIES AND STOCKHOLDERS' DEFICIENCY				
CURRENT LIABILITIES				
Accrued liabilities	$	38,575	$	-
Due to a stockholder		1,056,426		-
Due to a related company		194,717		-
Note payable		56,427		
Total Current Liabilities		1,346,145		-
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' DEFICIENCY				
$ 0.001 par value, 200,000,000 shares authorized, 72,535,007 and 50,000,000 shares issued and outstanding		72,535		50,000
Additional paid-in capital		12,117		100
Deficit accumulated during the development stage		(594,616)		(2,100)
Subscriptions receivable		-		(48,000)
Total Stockholders' Deficiency		(509,964)		-
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$	836,181	$	-

The accompanying notes are an integral part of these financial statements

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

The accompanying notes are an integral part of these financial statements

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED 2006 AND 2005 (UNAUDITED)

The accompanying notes are an integral part of these financial statements

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 AND 2005 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Organization

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

In July 2005, the Company amended its Articles of Incorporation whereby the Company changed its corporate name to Amerimine Resources, Inc.  In February 2005, the Company amended its Articles of Incorporation whereby the Company changed its corporate name to Capital Hill Gold, Inc. from Autec Associates, Inc.; increased its authorized common stock from 20,000,000 shares to 200,000,000 shares and adjusted the par value of its common shares from no par to $0.001 per share.  In February 2005, the Company effected a 20:1 share consolidation on the issued and outstanding shares and in June 2005, the Company effected a 1-for-4 forward stock dividend (Note 11).  References to common stock activity in these financial statements have been retroactively restated to incorporate the effects of these changes in par value, the reverse stock split and the forward stock dividend. On April 2, 2006, the Company acquired American Unity Investments, Inc., a Nevada corporation (AUI”), pursuant to an Agreement and Plan of Reorganization dated March 31, 2006. The Agreement and the board resolutions effecting the same were in escrow until April 2, 2006 and were of no force and effect until April 2, 2006. In connection with the acquisition, the shareholders of AUI received 50,000,000 (post split) shares of Registrant common stock. In connection with the acquisition, the Company effected a 1-for-1000 reverse stock split of the common stock on April 17, 2006, resulting in approximately 71,239 pre-merger shares outstanding. The Company also issued 22,463,768 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. As a result, as of April 20, 2006 there were 72,535,007 shares of common stock outstanding (50,000,000 +71,239+22,463,768 shares). All share numbers in this report give effect to the reverse stock split and the conversion of the debentures as of March 31, 2006 since the agreements were dated as of March 31, 2006.

American Unity Investments, Inc. was incorporated under the laws of the State of Nevada on December 2, 2004 and has elected a fiscal year end of December 31.  The Company intends to raise capital to fund its acquisition of suitable forestry businesses in the People’s Republic of China.

The acquisition of AUI has been accounted for as a reverse acquisition, with AUI as the accounting acquiror and the Company as the acquired company. All the operations of the Company as of March 31, 2006 were carried on by AUI as the operating subsidiary.

The Company is considered a development stage company and has not engaged in business activities of any kind since its incorporation.  The Company has not recorded any revenue.

(B)

Use of estimates

                The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 AND 2005 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

(G)

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the three months ended March 31, 2006 and 2005 as the RMB is pegged to the United States dollar.

(H)

Income (loss) per share

Basic income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the year.  Diluted (loss) income per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities for 2006 and 2005.

(I)

Segments

The Company operates in only one segment, thereafter segment disclosure is not presented.

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 AND 2005 (UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

AMERIMINE RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2006 AND 2005 (UNAUDITED)

2.     INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $538,000 as at March 31, 2006 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

3.     SHAREHOLDERS’ EQUITY

On January 26, 2005, the Company effected a consolidation of the Company’s common stock on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.

A 1-for-4 forward stock split was effected in June 2005.

In connection with the acquisition of AUI described in Note 1, the Company effected a 1-for-1000 reverse stock split of the common stock on April 17, 2006, resulting in approximately 71,239 pre-merger shares outstanding. The Company issued 50,000,000 shares to acquire AUI and also issued 22,463,768 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. As a result, there are 72,535,007 shares of common stock outstanding (50,000,000 +71,239+22,463,768 shares).

4.    RELATED PARTY TRANSACTIONS

As of March 31, 2006, the Company owed a stockholder $1,056,426  for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $15,846 and $0 for the three months ended March 31, 2006 and 2005, respectively.

.

As of March 31, 2006, the Company owed a related party $194,717 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $2,921 and $0 for the three months ended March 31, 2006 and 2005, respectively.

In-kind contribution (see Note 4 (C))

5.    GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $538,189 at March 31, 2006 that includes a net loss of $171,841 for the three months ended March 31, 2006.  The Company’s total current liabilities exceed its total current assets by $453,537 and the Company used cash in operations of $872,835.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

6.

NOTES PAYABLE

Principal and accrued interest due under three related notes payable of $14,029 and related party accounts payable of  $144,000 to CHR were forgiven as of December 31, 2004.

Other notes payable at March 31, 2006 are:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500
$ 48,500

Other notes payable bear interest at 10% per annum and interest of $7,927 has been accrued as of March 31, 2006, including $1,213 for the quarter ended March 31, 2006.  Under the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

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

The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. As of  March 31, 2006,  the acquisition has not been completed.

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

(C)

Payment in escrow to a legal adviser

As of March 31, 2006, the Company deposited $762,385 in escrow to a legal adviser from funds advanced by a stockholder.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND                                                     FINANCIAL CONDITION

Our primary focus in calendar 2006 will be in raising funds and acquiring forestry properties in the People’s Republic of China. We have had no revenues from operations.

Liquidity and Capital Resources

We have never earned revenues from operations. Our cash needs for 2006 will depend on our level of forestry purchases. Until such time as we raise money by the sale of securities, affiliates intend to furnish sufficient working capital for general and administrative expenses.

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

Item 3.   CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Date:  May 26, 2006

By:/s/ Lin Bi

  Chief Financial Officer

  (chief financial officer and

  accounting officer and duly

  authorized officer)