Form 10QSB
period 2006-06-30
amerimine resources, inc.
filed 2006-08-14
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32375

AMERICAN UNITY INVESTMENTS, INC.

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

        Common Stock, $.001 par value

72,537,051

                    Title of Class

Number of Shares outstanding

at September 30, 2006

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006 (UNAUDITED)

2006

CURRENT ASSETS

Cash and cash equivalents

$

2,394,862

Prepaid expenses

56,323

Inventories

131,837

Total Current Assets

$

2,583,022

PROPERTY, PLANT AND EQUIPMENT, NET

162,226

Total Assets

$

2,745,248

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

476,324

Due to a stockholder

2,014,628

Due to a related company

124,465

Deferred revenue, current portion

80,321

Total Current Liabilities

$

2,695,738

Deferred revenue, net of current portion

                281,123

Total Liabilities

             2,976,861

COMMITMENTS AND CONTINGENCIES

$

--

STOCKHOLDERS’ DEFICIENCY

$0.001 par value, 200,000,000 shares authorized 72,537,051

  and 50,000,000 shares issued and outstanding

$

72,537

Additional paid-in capital

927,463

Deficit accumulated during the development stage

(395,249)

Minority Interests

                170,585

Subscriptions receivable

(1,006,950)

Total Stockholders’ Deficiency

$

(231,613)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,745,248

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

FOR THE THREE  AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

For the three

For the six

For the three

        For the six

Months ended

months ended

months ended

months ended

June 30, 2006

June 30, 2006

June 30, 2005

June 30, 2005

REVENUES

Product Sales

$

1,214,009

$

1,214,009

$

--

$

--

Maintenance Services

6,681

6,681

--

--

         Total Revenue

1,220,690

1,220,690

--

--

Costs of Product Sales

429,501

429,501

--

--

OPERATING EXPENSES

Selling general and administrative expenses

219,732

254,548

--

--

Consultancy fees

80,000

198,275

--

--

Total Operating Expenses

299,732

452,823

--

--

INCOME FROM OPERATIONS

$

491,457

$

338,366

--

--

OTHER INCOME (EXPENSES)

Interest income

2,112

2,129

--

--

Interest expenses

(33,140)

(51,907)

--

--

INCOME BEFOREINCOME TAXES

$

460,429

$

288,588

--

--

PROVISION FOR INCOME TAXES

271,645

271,645

--

--

MINORITY INTERESTS

45,844

45,844

NET INCOME (LOSS)

142,940

(28,901)

--

--

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

--

--

--

--

Net loss per share-basic and diluted

$

0.00

$

(0.00)

$

--

$

--

Weighted average number of shares

 Outstanding, during the period-basic

 and diluted

       72,535,051

61,298,500

50,000,000

50,000,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED 2006 AND 2005 (UNAUDITED)

For the six

For the six

Months ended

months ended

June 30, 2006

June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(28,901)

$

--

Adjustments to reconcile net loss to cash used

  in operating activities:

Imputed interest expense

51,907

--

Changes in operating assets and liabilities

  (Increase) decrease in:

Prepaid expenses

(12,492)

--

Inventories

(131,837)

--

Notes receivable

(72,834)

--

Increase (decrease) in:

Accrued liabilities

471,324

--

Deferred revenue

361,444

--

Net cash used in operating activities

$

638,611

$

--

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

$

(162,226)

$

--

CASH FLOWS FROM FINANCING ACTIVITIES

Due to a stockholder

1,736,335

$

--

Due to a related company

(443)

--

Minority interests

170,585

--

Net cash provided by financing activities

$

1,906,477

$

--

NET INCREASE IN CASH AND CASH EQUIVALENTS

$

2,382,862

$

--

CASH AND CASH EQUIVALENTS AT BEGINNING

  OF PERIOD

$

12,000

$

--

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

2,394,862

$

--

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND 2005 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)    Organization

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the three months ended June 30, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

American Unity Investments, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc.   The Company incorporated a wholly owned Wyoming subsidiary in the quarter ended March 31, 2005.

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

In July 2006, the Company amended its Articles of Incorporation whereby the corporate name was changed to American Unity Investments, Inc. The name change was effective by merger into a wholly owned Florida subsidiary of that name.

American Unity Investments, Inc. Nevada, the operating subsidiary (“AUI”) was incorporated under the laws of the State of Nevada on December 2, 2004 and has elected a fiscal year end of December 31.  The Company intends to raise capital to fund its acquisition of suitable forestry businesses in the People’s Republic of China.

The acquisition of AUI has been accounted for as a reverse acquisition, with AUI as the accounting acquiror and the Company as the acquired company. All the operations of the Company as of June 30, 2006 were carried on by AUI as the operating subsidiary.

A subsidiary, Beijing TKE Resource Development Co. Limited was incorporated in the June 2006 quarter which is engaging in the business of trading of forests. On January 8, 2006, the Company entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a stockholder of the Company and is engaged in the leasing of forestry land in China. The transaction will be treated as an acquisition of business under common control.

The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. As of June 30, 2006, the acquisition has not been completed.  See note 4

(B)

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

(G)

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss). Cumulative translation adjustment amounts were insignificant at and for the three months ended September 31, 2006 and 2005 as the RMB is pegged to the United States dollar.

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

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND 2005 (UNAUDITED)

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

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND 2005 (UNAUDITED)

J.

Revenue Recognition

General

We recognize revenue in accordance with the SEC' s Staff Accounting Bulletin Topic 13, Revenue Recognition" ("SAB Topic 13".) Revenue is recognized when all of the following criteria are met : (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller' s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured

Product Sales

Revenue from sales is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met

Maintenance Services

Maintenance services income is recognized on a time proportion basis according to the term of contracts.

Deferred Revenue

The unrecognized portion of the maintenance service income is classified as deferred revenue.

K.

Cost of Product Sales

Cost of products sales includes direct purchase cost of plants.

L.

Property, fixture and equipment

Property, fixture and equipment, net, is stated at cost less accumulated depreciation and amortization. Furniture, fixture and equipment acquired in business combinations is stated at fair value estimated to be the replacement cost. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset or the life of the project, whichever is less, if the equipment has been purchased for a particular use. Office equipment, furniture and fixtures are depreciated over five years and the leasehold lands are depreciated over the lease term.

2.     INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $395,249 as at June 30, 2006 which may be available to reduce future years’ taxable income. These carry forwards, will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

3.     SHAREHOLDERS’ EQUITY

On January 26, 2005, the Company effected a consolidation of the Company’s common stock on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.

A 1-for-4 forward stock split was effected in June 2005.

In connection with the acquisition of AUI described in Note 1, the Company effected a 1-for-1000 reverse stock split of the common stock on April 17, 2006, resulting in approximately 72,521 pre-merger shares outstanding. The Company issued 50,000,000 shares to acquire AUI and also issued 22,463,768 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. As a result, there are 72,535,051 shares of common stock outstanding (50,000,000 +72,521+22,463,768 shares).

4.    RELATED PARTY TRANSACTIONS

As of June 30, 2006, the Company owed a stockholder $2,014,628 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $46,065 and $15,846 for the three months ended June 30, 2006 and March 31, 2006 respectively. There was no imputed interest recorded in 2005.

AMERICAN UNITY INVESTMENTS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND 2005 (UNAUDITED)

4.    RELATED PARTY TRANSACTIONS continued

As of June 30, 2006, the Company owed a related party $194,717 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $5,842 and $$2,921 for the three months ended June 30, 2006 and 2005, respectively.

In-kind contribution (see Note 4 (C)):

During this quarter, the subsidiary, Beijing TKE Resource Development Co. Limited has purchased forestry land from a related company, Beijing DongZhaoXu at the price of $623,708.

5.    GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $395,249 at June 30, 2006.  The Company’s total current liabilities exceed its total current assets by $112,716.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Other notes payable at June 30, 2006 are:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500
$ 48,500

Other notes payable bear interest at 10% per annum and interest of $7,927 has been accrued as of June 30, 2006, including $1,213 for the quarter ended June 30, 2006.  Under the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

7.    DEFERRED REVENUE

The following table sets forth as June 30, 2006 the net deferred revenue balances for the maintenance service income of the forests:

Current portion of deferred revenue

$

80,320.91

Deferred revenue, net of current portion

281,123.19

Total Deferred Revenue

$

361,444.10

8.   INCOME TAX

Current year provision:

US

$

--

Republic of China

35,316.00

$

35,316.00

US tax has not been provided as the group did not generate any net earnings arising in USA during the period. Taxes on earnings assessable elsewhere has been calculated at the rates of tax prevailing in the county which the group operates, based on existing legislation, interpretation and practices in respect thereof.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND                                                     FINANCIAL CONDITION

RESULTS OF OPERATIONS

Our first revenues were generated in the quarter ended June 30, 2006. Revenues almost entirely consisted of resales of forestry property and sales of forestry products from the People’s Republic of China.  Maintenance services consisted of services provided to the owners of forest properties. Our business is engaging in the business of trading of forests which consist of the sale of forestry products and also the buying and selling sale of forest rights to a large number of parties. In connection with our resale of forest rights, we also enter into prepaid contracts with the purchasers under which we are obligated to maintain the forested land.

Our gross margin was 65% in the quarter. Because this is our first quarter of full operations in our sphere of business, revenue comparisons to other quarters are not meaningful. We believe our business is only developing and management cannot make any reliable forecast as to future revenue trends.  Selling, general and administrative expenses increased from $34,816 in the three months ended March 31, 2006, compared to $254,548 in the June 30, 2006 quarter. The increase in these expenses is attributable to our commencing full operations. Consultancy expenses of $198,275 in the quarter increased from $118,275 in the prior quarter due to additional financial consulting services.

Imputed interest of $2,012 during the quarter ended June 30, 2006 is attributable to imputed interest of 8% on funds advanced to the Company by a major shareholder, which is recorded as a contribution to capital. Our operating funds have been provided to date by this shareholder. Although it has indicated it will continue to provide funding for the remainder of 2006, the shareholder is under no legal obligation to continue to advance funds, and the Company intends to make one or more offerings of its securities to fund operations.  Deferred revenues represent payments by forestry owners to the Company for which the Company is obligated to render future performance. Our cash needs for 2006 will depend on our level of forestry purchases.

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

Item 3.   CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS - None

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3.

 DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2006, 9 shareholders holding an aggregate of 72,463,768 shares approved an amendment to the articles of incorporation to change the name of the Company to American Unity Investments, Inc. This amendment was never carried out. Instead, in August 2006, the Company merged with and into a wholly owned Florida subsidiary, American Unity Investments, Inc, with the subsidiary being the surviving entity. As a result of the merger the Company’s name was changed to that of the Florida subsidiary. No shareholder approval was required for the merger under Florida law because the articles of incorporation of the Florida subsidiary were identical (except for certain historical matters and the corporate name) with the articles of incorporation of the parent company.

Item 5.

 OTHER INFORMATION - None

Item 6.

 EXHIBITS

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN UNITY INVESTMENTS, INC.

Date:  August 14, 2006

By:/s/ Lin Bi

  Chief Financial Officer

  (chief financial officer and

  accounting officer and duly

  authorized officer)