Form 10QSB
period 2006-09-30
American Unity Investments, Inc.
filed 2006-11-15
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32375

AMERICAN UNITY INVESTMENTS, INC.

 (Exact Name of small business issuer as specified in its charter)

              Florida

65-0067192

(State or other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

Identification No.)

Suite 508 Huan Tai Plaza, No. A12, Zhong Guan Cun South St., Haidian District, Beijing 100081

   (Address of Principal Executive Offices)

(Zip Code)

(86)10- 62109702

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

        Common Stock, $.0005 par value

145,074,102

                    Title of Class

Number of Shares outstanding

at September 30, 2006

Transitional Small Business Format      Yes  [    ]   No  [ X ]

0

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

3,089,557

Other receivable and prepaid expenses

440,695

Total Current Assets

3,530,252

PROPERTY, PLANT AND EQUIPMENT, NET

215,767

TOTAL ASSETS

$

3,746,019

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

694,785

Due to a stockholder

232,228

Due to a related company

2,816,620

Deferred revenue, current portion

98,145

Total Current Liabilities

3,841,778

Deferred revenue, net off current portion

351,687

Total Liabilities

4,193,465

COMMITMENTS AND CONTINGENCIES

$

--

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.0005 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

$

72,537

Additional paid-in capital

1,000,000

Deficit accumulated during the development stage

(1,695,078)

Accumulated other comprehensive losses

(8,364)

Minority Interests

183,459

Total Stockholders’ Deficiency

(447,446)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

3,746,019

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE  AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

For the three

For the three

For the nine

For the nine

months ended

months ended

months ended

months ended

Sept 30, 2006

Sept 30, 2005

Sept 30, 2006

Sept 30, 2005

REVENUES

Product Sales

$

1,795,559

$

--

$

3,009,568

$

--

Maintenance Services

17,855

--

24,536

--

Total Revenue

1,813,414

--

3,034,104

--

LESS: COSTS OF SALES

675,782

--

1,105,282

--

GROSS PROFIT

1,137,632

--

1,928,822

--

LESS: OPERATING EXPENSES

Selling expenses

887,204

--

887,204

--

General and administrative expenses

604,420

--

1,047,244

--

Merger expenses

825,000

--

825,000

--

Total Operating Expenses

2,316,624

--

2,759,448

--

INCOME/(LOSS) FROM OPERATIONS

$

(1,178,992)

$

--

$

(830,626)

$

--

OTHER INCOME (EXPENSES)

Interest income

7,326

--

9,455

--

Imputed interest expenses

51,907

--

--

--

Other income

15,885

--

15,885

--

LOSS BEFORE INCOME TAXES

$

(1,103,874)

$

--

$

(805,286)

$

--

PROVISION FOR INCOME TAXES

(72,263)

--

(343,908)

--

MINORITY INTERESTS

(8,405)

--

(58,499)

--

NET INCOME/(LOSS)

$

(1,184,542)

$

--

$

(1,207,693)

$

--

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

(8,364)

$

--

$

--

$

--

Net loss per share-basic and diluted

$

0.02

$

--

$

0.02

$

--

Weighted average number of shares

Outstanding, during the period

- basic and diluted

145,074,102

50,000,000

145,074,102

50,000,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED 2006 AND 2005 (UNAUDITED)

For the nine

For the nine

months ended

months ended

Sept 30, 2006

Sept 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(1,207,693)

$

--

Changes in operating assets and liabilities

(Increase)/Decrease in:

Other receivable and prepaid expenses

(396,864)

--

Notes receivable

934,115

--

Increase/(Decrease) in:

Accrued and other liabilities

641,284

--

Deferred revenue

449,832

--

Net cash provided by operating activities

420,674

--

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

(215,767)

--

Net cash used in investing activities

(215,767)

--

CASH FLOWS FROM FINANCING ACTIVITIES

Due to a related company

2,697,555

--

Minority interests

183,459

--

Net cash provided by financing activities

2,881,014

--

EFFECT OF EXCHANGE RATE ON CASH

(8,364)

--

NET INCREASE IN CASH AND CASH EQUIVALENTS

$

3,077,557

$

--

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

$

12,000

$

--

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

3,089,557

$

--

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005.

Reference is made to the Company's Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

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

The acquisition of AUI has been accounted for as a reverse acquisition, with AUI as the accounting acquiror and the Company as the acquired company.  All the operations of the Company as of September 30, 2006 were carried on by AUI as the operating subsidiary.

A subsidiary, Beijing TKE Resource Development Co., Limited was incorporated in the June 2006 quarter which is engaging in the business of trading of forests.  On January 8, 2006, the Company entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a stockholder of the Company and is engaged in the leasing of forestry land in China.  The transaction will be treated as an acquisition of business under common control.

The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China.  As of September 30, 2006, the acquisition has not been completed and management has decided not to proceed with the acquisition.  See note 4.

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

(G)

Foreign currency translation

The functional currency of the Company is the Chinese Renminbi (“RMB”).  Transactions denominated in currencies other than RMB are translated into United States dollars using year end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholder’s equity as other comprehensive income (loss).  Cumulative translation adjustment amounts were insignificant at and for the nine months ended September 30, 2006 and 2005 as the RMB is pegged to the United States dollar.

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)

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

(L)

Cost of Product Sales

Cost of products sales includes direct purchase cost of plants.

(M)

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

2.

INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $1,646,578 as at September 30, 2006 which may be available to reduce future years’ taxable income.  These carry forwards, will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

3.

SHAREHOLDERS’ EQUITY

On January 26, 2005, the Company effected a consolidation of the Company’s common stock on a twenty to one basis.  This share consolidation decreased the number of the Company’s common shares issued and outstanding from 20,470,000 to 1,023,500.

A 1-for-4 forward stock split was effected in June 2005.

In connection with the acquisition of AUI described in Note 1, the Company effected a 1-for-1000 reverse stock split of the common stock on April 17, 2006, resulting in approximately 72,521 pre-merger shares outstanding.  The Company issued 50,000,000 shares to acquire AUI and also issued 22,463,768 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures.  As a result, there are 72,535,051 shares of common stock outstanding (50,000,000 +72,521+22,463,768 shares). In August 2006 the Company effected a 1-for-2 forward stock split. As a result all share numbers in the financial statements have been adjusted to account for the stock split.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

4.

RELATED PARTY TRANSACTIONS

As of September 30, 2006, the Company owed a stockholder $232,228 for advances made on an unsecured basis and repayable on demand.  Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $46,065 and $15,846 for the three months ended June 30, 2006 and March 31, 2006 respectively. There was no imputed interest recorded in 2005.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.

As of September 30, 2006, the Company owed a related party $2,816,620 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $5,842 and $$2,921 for the three months ended June 30, 2006 and 2005, respectively.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.  Management is discussing with the related party a conversion of the loan into equity of the Company, pending review of the Company’s financial results in future periods.

In-kind contribution:

During this quarter, the subsidiary, Beijing TKE Resource Development Co., Limited has purchased forestry land from a related company, Beijing DongZhaoXu at the price of $675,782.

5.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,646,578 at September 30, 2006.  The Company’s total current liabilities exceed its total current assets by $263,026.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Other notes payable at September 30, 2006 are:

Convertible loan agreement dated May 25, 2004, maturing May 31, 2005	$ 20,000
Convertible loan agreement dated August 1, 2004, maturing August 1, 2005	5,000
Convertible loan agreement dated October 15, 2004, maturing October 31, 2005	23,500
$ 48,500

Other notes payable bear interest at 10% per annum and interest of $7,927 has been accrued as of September 30, 2006.  Under the convertible loan agreements, the lender has the option to convert the debt, including any accrued interest, to common stock of the Company at a rate to be negotiated at the time of conversion.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

7.

DEFERRED REVENUE

The following table sets forth as September 30, 2006 the net deferred revenue balances for the maintenance service income of the forests:

Current portion of deferred revenue

$

98,145

Deferred revenue, net of current portion

351,687

Total Deferred Revenue

$

449,832

8.

INCOME TAX

Current year provision:

- US

$

--

- Republic of China

343,908

$

343,908

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Our first revenues were generated in the quarter ended June 30, 2006. Revenues almost entirely consisted of resales of foresty property and sales of forestry products from the People’s Republic of China.  Maintenance services consisted of services provided to the owners of forest properties.  Our business consists of the sale of forestry products and also the buying and selling sale of forest rights to a large number of parties.  In connection with our resale of forest rights, we also enter into prepaid contracts with the purchasers under which we are obligated to maintain the forested land.

Our gross margin was 64% in the quarter.  Because this is our first two quarters of full operations in our sphere of business, revenue comparisons to other quarters are not meaningful.  We believe our business is only developing and management cannot make any reliable forecast as to future revenue trends.  Selling, general and administrative expenses increased from $442,824 in the six months ended June 30, 2006, compared to $2,759,448 in the September 30, 2006 quarter. The increase in these expenses is attributable to our commencing full operations. Selling expenses of $887,204 in the quarter increased due to certain portion was not recorded in previous quarter in absence of respective invoices charge to the Company.  In addition, merger and acquisition cost of $825,000 was recorded in the quarter.

Our operating funds have been provided to date by the shareholder.  Although it has indicated it will continue to provide funding for the remainder of 2006, the shareholder is under no legal obligation to continue to advance funds, and the Company intends to make one or more offerings of its securities to fund operations.  Deferred revenues represent payments by forestry owners to the Company for which the Company is obligated to render future performance.  Our cash needs for 2006 will depend on our level of forestry purchases.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2006, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

Item 5.

 OTHER INFORMATION

The Company has received a communication dated October 14, 2006 from Charlie Peng, the former President of the Company, stating that he vacated his office as President on June 5, 2006, that he sent a letter to that effect on June 25, 2006 to formally resign and that he had published a notice of his resignation in China Consumer News, published in Beijing, China.  in Beijing . The Company has been unable to confirm whether former management received notice of this resignation, but has no information available to permit it to  disagree with Mr. Peng’s assertions

Item 6.

 EXHIBITS

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

AMERICAN UNITY INVESTMENTS, INC.

Date:  November 14, 2006

By:/s/ Bing Lu

Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  November 14, 2006

By:/s/ Christian Lillieroos

Chief Executive and Operating Officer

(Duly Authorized Officer)