Form 10KSB
period 2006-12-31
American Unity Investments, Inc.
filed 2007-04-02
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2006

[ ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities and  Exchange Act of 1934 For the transition period from  __________to _________

Commission file number 0-32375

AMERICAN UNITY INVESTMENTS, INC.

(Name of small business issuer in its charter)

Florida

65-0067192

(State or other jurisdiction of

(IRS Employer Identi-

 incorporation or organization)

fication No.)

Room 308, Yan Yue Business Building, 100 Yan Yue Lane, South Dong Si Street, Dong Cheng District.

Beijing, China

100010

 (Address of principal executive offices)

(Zip Code)

Issuer's telephone number: +86(0)10-6523-3262

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

State issuer's revenues for its most recent fiscal year: $3,304,104

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2007 was $9,743,977 based on a closing sale price of $.11 per share as of March 23, 2007.

The number of shares outstanding of the issuer's classes of Common Stock as of March 23, 2007:

Common Stock, $.001 Par Value –

145,074,102  Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART I

Item 1.

DESCRIPTION OF BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. American Unity Investments expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

General

American Unity Investments, Inc. (formerly Amerimine Resources, Inc., Capital Hill Gold, Inc and Autec Associates, Inc.) was formed on June 30, 1988 as a corporation under the laws of the State of Florida (the “Company”). The Company’s shares trade on the Over-the-Counter Bulletin Board under the symbol AMRR.OB (AMMN.OB on and after April 17, 2006). From inception in 1988 to early 2004, the Company was engaged in the design, manufacturing, marketing, distribution and repair of stone-set jewelry using diamonds and other precious gemstones, such as rubies, sapphires and emeralds. The Company also manufactured and designed numerous modern styles of stone-set jewelry, including necklaces, earrings, rings, bracelets, and other ornaments. The Company managed a retail outlet for the sale of its jewelry products to the public in Stuart, Florida. The Company intended to broaden its customer base by selling its jewelry products within the United State and Canada. Customers for the jewelry products are primarily consumers. The Company’s market concentration was in southeastern United States, which was primarily due to long-term existing relationships with certain clients.

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

On April 2, 2006, Amerimine acquired American Unity Investments, Inc., a Nevada corporation (:AUI”), pursuant to an Agreement and Plan of Reorganization dated March 31, 2006.  In connection with the acquisition, shareholders of AUI received 100,000,000 shares of Company common stock. The Company also issued 44,927,536 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. The share numbers in this report reflect a 1-for-1000 reverse stock split effected on April 17, 2006 and a one-for-one stock dividend effective August 21, 2006.

On August 3, 2006, Amerimine merged with and into a newly formed Florida subsidiary, American Unity Investments, Inc. (“AUI Florida”). The merger did not require the vote of shareholders under Florida law because the Articles of Incorporation of AUI Florida (except for the corporate name and historical matters such as the initial board of directors and the initial registered agent) are identical to those of Amerimine. Thus, the merger did not effect any modification to the rights of security holders and is not reportable under Item 3.03 of Form 8-K. The practical effect of the merger is that the name of the Registrant has been changed to American Unity Investments, Inc., the name of the Registrant’s Nevada operating subsidiary.

CURRENT OPERATIONS

American Unity Investments entered the forestry business in China, with emphasis on plantation forestry. In furtherance of this strategy, American Unity Investments organized Beijing TKE Resource Development Co., Limited (“TKE”) in the second quarter of 2006.  Through TKE, the Company acquired parcels of land, in some cases planted trees on the parcel for future harvest, and resold the parcels. Because land ownership in fee simple is not permitted under Chinese law, acquisition is be in the form of a long term land lease. In the fourth quarter of 2006, we discontinued this business and we are currently seeking another acquisition in China.  We cannot predict the specific industry which will be acquired.

On January 8, 2006, AUI entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a stockholder of the Company and is engaged in the leasing of forestry land in China. The transaction will be treated as an acquisition of business under common control.  The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. As of September 30, 2006, the acquisition has not been completed and AUI’s management believes it will not be acquired.  However, as of March 31, 2007, the company believes that it will continue to seek for acquisition candidates.

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

“Deforestation has been a persistent and serious problem in China, leading to massive erosion and desertification. The government has, from the start of its first five-year plan in 1953, given high priority to campaigns for afforestation. By 1980, 26 million ha (64 million acres) of new forests had been planted, and during the 1980s, afforestation proceeded at the rate of 4.55 million ha (11.24 million acres) per year. However, cutting of trees for fuel continued in rural areas, and many of the trees planted as part of afforestation efforts were lost because of neglect after planting. In its ninth five-year plan commencing in January 1996, the Ministry of Forestry had the following goals: operating 10 major forest conservation projects by 2000; increasing the variety of wood species in state-owned forest plantations; developing the paper making industry; exploring and developing growing trees in marginal land (such as hilly, mountainous, or sandy terrain); and classifying forests as either industrial (for environmental protection) or economic (for commercial production). During 1990–2000, the forested area grew by an annual average of 1.2%.” (Source: People’s Daily Online, 2003, http://english.people.com.cn/200409/21/eng20040921_157738.html)

According to a March 2006 report of Forestry Trends, from 1997 to 2005 the value of forest product imports has risen from $6.4 billion to $16.4 billion, and the volume of imports has tripled. The reason for the import growth is not only the increase in China’s manufacturing for export, but also growing domestic demand. About 70% (in volume) of wood imports are then re-exported.from 1997 to 2005 the value of forestry exports grew from $3.6 billion to $17.2 billion.  China has moved from utilization of rice and other agricultural waste for paper production into wood pulp based production. China is now the second largest producer of paper products (including packaging materials) in the world after the United States.

The Company believes that these trends will continue and Chinese demand for forestry products will continue.

Employees

The Company has 7 employees other than its officers.

Item 2.

DESCRIPTION OF PROPERTY

The Company has the use of a sufficient amount of office space in general for rent at $1,065 per month. Such space is deemed to be sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND COMMON STOCK REPURCHASES

(a)  Market Information

The Company's Common Stock has traded on the OTC Bulletin Board under the symbol CAGI.OB since the second quarter of 2003 until February 2005 when the symbol was changed to CHGI.OB in connection with a 1-for-20 reverse stock split. On May 31, 2005 a 4-for-1 forward stock split was effected and the trading symbol was changed to AMRR.OB in July  2005 in connection with a name change to Amerimine Resources, Inc. The trading symbol was changed to AUNI.OB on August 9, 2006 in connection with a name change to American Unity Investments, Inc.  On April 17, 2006 a 1-for-1,000 reverse split was effected. On August 21, 2006 a one-for-one stock dividend was declared and subsequently distributed.  The high and low sales prices for the common stock (all as adjusted for the stock splits)  were as follows:

Quarter Ended

High

Low

December 31, 2006

$1.62

$ .022

September 30, 2006

$3.00

$ .65

June 30, 2006

$15.00

$1.00

March 31, 2006

$20.00

$10.00

December 31, 2005

$90.00

$10.50

September 30, 2005

$420.00

$ 70.00

June 30, 2005

$1515.00

$100.00

March 31, 2005

$1125.00

$5.00

All share information is adjusted for stock splits and stock dividends. The above information was supplied by the OTC Bulletin Board and these prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)  Holders

As of March 23, 2007, there were 2,660 record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2006

Number of Securities

remaining available

(a)

(b)

for future issuance

Number of Securities

Weighted Average

under equity

To be issued upon

exercise price of

compensation plans

exercise of existing

outstanding options,

(excluding Securities

Options, warrants

warrants and

reflected in

Plan Category

and rights

rights

column (a)

Equity compensation

             --

---                                        800

Plans approved by

Security holders

Equity compensation

5,401,000

   0

--

Plans not approved

By Security holders

Total

5,401,000

0

800

The Company and its Nevada subsidiary, also named American Unity Investments, Inc. have entered into a two-year employment agreement with Mr. Lillieroos commencing on September 1, 2006, pursuant to which agreement Mr. Lillieroos will be employed as President, Chief Operating Officer, and interim Chief Executive Officer. The compensation payable to Mr. Lillieroos is the sum of the following: (a) $9,000 per month in salary, increasing 10% each anniversary of the agreement; (b) 3,200,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until September 1, 2009, when the shares are fully vested; (c) an additional bonus based on profit as such bonus is determined by the Board of Directors; and (d) worldwide health care coverage for himself and his family.  The monetary and stock compensation is subject to an increase should Mr. Lillieroos be required to serve as interim Chief Executive Officer for more than 6 months, such increase to be mutually agreed upon. Further, the agreement may be automatically renewed for an additional year unless prior notice is given by either party. In the event that Mr. Lillieroos is terminated other than for “cause” as defined, he shall be entitled to severance pay equal to triple his cash compensation.

The Company and its Nevada subsidiary, also named American Unity Investments, Inc. have entered into a two-year employment agreement with Dr. Guo Pingshan commencing on August 1, 2006, pursuant to which agreement Dr. Guo will be employed as Senior Vice President, China Affairs. The compensation payable to Dr. Guo is the sum of the following: (a) RMB 50,000 per month in salary, increasing 10% each anniversary of the agreement; (b) 2,000,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until August 1, 2009, when the shares are fully vested; (c) health care coverage in China for himself and his family. Further, the agreement may be automatically renewed for an additional year unless prior notice is given by either party. In the event that Dr. Guo is terminated other than for “cause” as defined, he shall be entitled to severance pay equal to triple his cash compensation.

The Company and its Nevada subsidiary, also named American Unity Investments, Inc. have entered into a three-year employment agreement with Lu Bing commencing on September 1, 2006, pursuant to which agreement Mr. Lu will be employed as Chief Financial Officer. The compensation payable to Mr. Lu is the sum of the following: (a) RMB 20,000 per month in salary, increasing 10% each anniversary of the agreement; (b) 201,000 shares of company common stock, earned one third on each anniversary of this Agreement on each anniversary of the agreement until September 1, 2009, when the shares are fully vested; (c) an annual bonus as determined by the Board of Directors based on profitability and (d) health care coverage in China for himself and his family, workers compensation and pension coverage in China.

The Board of Directors and Majority Shareholders have adopted and approved a stock option plan (the “Plan”) dated the 12th day of January, 2004. The purpose of the Plan is to enable the Company to offer its officers, directors, employees and consultants and advisors performance-based incentives and other equity interests in the Company, thereby attracting, retaining, and rewarding such personnel. There is reserved for issuance under the Plan an aggregate of 800 shares of Common Stock, of which options for 80,000 shares have been granted. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options. In addition, awards of or rights to purchase shares of Common Stock (“Stock Rights”) may be granted under the Plan.

(e)

Sales of Unregistered Securities during the year ended December 31, 2006.

All issuances have been disclosed in the Company’s prior periodic filings.

(f)

Company repurchases of common stock during the year ended December 31, 2006.

There were no Company repurchases of common stock during the year ended December 31, 2006.

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

Change of Control.

A change of control was disclosed in a Current Report on Form 8-K dated April 2, 2006.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

Our revenues were generated in the quarters ended June 30, 2006 and September 30, 2006. Revenues almost entirely consisted of resales of forestry property and sales of forestry products from the People’s Republic of China.  Maintenance services consisted of services provided to the owners of forest properties.  Our business consisted of the sale of forestry products and also the buying and selling of forest rights to a large number of parties.  In connection with our resale of forest rights, we also entered into prepaid contracts with the purchasers under which we are obligated to maintain the forested land.

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

We discontinued the forestry business in the last quarter of 2006 and had no revenues after September 30, 2006. We are investigating other businesses, including acquisitions, in the People’s Republic of China.

Liquidity and Capital Resources

Our operating funds have been provided to date by a principal shareholder.  Although it has indicated it will continue to provide funding in the future, the shareholder is under no legal obligation to continue to advance funds, and the Company intends to make one or more offerings of its securities to fund operations.  Deferred revenues in 2006 represent payments by forestry owners to the Company for which the Company is obligated to render future performance.  Our cash needs for 2007 will depend on the business which we intend to acquire, but until an acquisition is effected we will have expenses of about $130,000 per month. As of December 31, 2006 we had $2,829,385 in cash.

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

Item 7.

FINANCIAL STATEMENTS

Our financial statements are appended to the end of this report.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 22, 2006, American Unity Investments, Inc., a Nevada corporation (“AUI Nevada”), engaged Jimmy C.H. Cheung & Co. as its new independent accountant. On April 2, 2006, in connection with the acquisition of AUI Nevada by the Registrant on April 2, 2006, Jimmy C.H. Cheung & Co. became in effect the principal independent accountant of the Registrant.  However, Jimmy C.H. Cheung & Co. was never engaged as the principal accountant of the Registrant, and did not review any filings made by the Registrant with the Securities and Exchange Commission, including the Registrant’s Form 10-KSB for the year ended December 31, 2005, its Form 10-QSB for the quarter ended March 31, 2006, or the Form 8-K dated April 2, 2006 which reported on the acquisition of AUI Nevada. Furthermore, Jimmy C.H. Cheung & Co. did not consent to the inclusion of its report on the financial statements of AUI Nevada in the Registrant’s Form 10-KSB for the year ended December 31, 2005 and has informed the Registrant that the inclusion of the AUI Nevada financial statements in that 10-KSB was not appropriate.  Prior to the engagement of Jimmy C.H. Cheung & Co. by AUI Nevada, or the acquisition of AUI Nevada on April 2, 2006 neither AUI Nevada nor the Registrant consulted with Jimmy C.H. Cheung & Co. on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the financial statements of AUI Nevada or the Registrant.

On July 18, 2006, Jimmy C.H. Cheung & Co. was involuntarily dismissed as the Registrant’s principal accountant. From the date of engagement of Jimmy C.H. Cheung & Co through July 18, 2006, the date of dismissal, neither the Registrant nor AUI Nevada had no disagreements with Jimmy C.H. Cheung & Co. with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. During that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

Since engagement through July 18, 2006, the Registrant (or anyone on its behalf) did not consult with any other accounting firm regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult any other firm in respect to these matters during the time periods detailed herein.

The Company provided Jimmy C.H. Cheung & Co. with a copy of a Form 8-K including the above disclosure. The Company requested that Jimmy C.H. Cheung & Co. furnish the Company with a letter to the Securities and Exchange Commission stating whether Jimmy C.H. Cheung & Co. agreed with the above statements. Jimmy C.H. Cheung & Co. has not responded to the Company’s request.

On July 18, 2006 the Registrant engaged David M.K. Yeung & Company as its new independent accountant in connection with the acquisition of American Unity Investments, Inc., a Nevada corporation.  Prior to the engagement of David M.K. Yeung & Company, the Registrant did not consult with David M.K. Yeung & Company. on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

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

OTHER INFORMATION

Not applicable

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

On September 5, 2006, the Registrant’s officers and directors were replaced by new officers and directors. There has not occurred any change of control of the Registrant.  Charlie Peng, the previously appointed President, has indicated that he does not have time to devote to the business of the Registrant. Lin Bi has formally resigned as Chief Financial Officer, Secretary and Director, effective September 5, 2006.  Neither Peng nor Bi has furnished the registrant with any written correspondence concerning the circumstances surrounding their respective resignations.  The Registrant has provided each of Messrs. Bi and Peng with a copy of the Current Report on Form 8-K no later than the day of its filing with the Securities and Exchange Commission and has provided them with the opportunity to provide a letter to the Registrant indicating whether he agrees or disagrees with the statements made in this paragraph.

The members of the Board of Directors of American Unity Investments serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following are the directors, executive officers and key employees of American Unity Investments.

Christian Lillieroos, President, Chief Executive, Financial and Operating Officer and Director

Mr. Lillieroos, age 47, was Chairman of the International Paralympic Table Tennis Committee in Germany from 1996 to September 2006.  Under his leadership, the organization underwent dramatic improvements with financial revenues increasing ten fold, staff size quadrupling, and athlete tour participation increasing over 5 times.  Mr. Lillieroos has also held other senior executive positions in various sports organizations in Sweden, Canada, Mexico, and in the United States. For the past ten years, Mr. Lillieroos operated his own business consulting company providing corporate management, marketing and personnel management services to clients worldwide.  Among his clients were Airedale Sport & Technology, Killerspin, Mannatech, and the International Paralympic Committee, which is the governing body of 25 international federations with 160 member countries.

Mr. Lillieroos graduated from the University of Central Oklahoma with a Bachelor degree in Business Administration, with a concentration in Management.  Mr. Lillieroos speaks Swedish, German, Spanish and English, and can also communicate in Mandarin Chinese and French.

Dr. Guo Pingshan—Senior Vice President China Affairs and Director

Over the past 20 years, Dr. Guo Pingshan, age 52, has pursued his private international business interests.  Dr. Guo founded Henan Bingxiong Refrigeration Group in China in 1986.and was vice president of that company until 1997. The company grew to six subsidiaries with total assets of more than US$100 million in eight years and took up 40% of the market shares in China. In 1996, the enterprise went public in China. After that he accepted the position as Vice President of China affairs for Punto Med S.A.M. a French company headquartered in Monaco.

Dr. Guo studied International Business Law at Washington University, USA and earned one of his Doctorate degrees from Sissio Refrigeration Engineering Institute in Italy.

Mr. Zhenkai (Henry) Jiang, Chairman of the Board of Directors

Mr. Henry Jiang, age 43, retired from the Chinese army in 1982. From 1982 he worked in Beijing Shougang Group for ten years, the biggest iron and steel manufacturer in China, as a clerk . In 1992, he joined Beijing Nisen, the first authorized company in China which is the agent for many famous American movie and sports stars, such as Harrison Ford, Michael Douglas, Shaquille O’Neal, etc. He became a marketing manager for Nisen and served in that capacity until he left in June 2001 to found Beijing Huaxialvzhou Food Co. Ltd., an enterprise mainly focusing on organic and pollution-free food. In November 2003 he founded Beijing Dongzhaoxu Forestry Development Co. Ltd and has been its chairman of the Board. Mr. Jiang founded the Registrant’s Nevada subsidiary, American Unity Investments, Inc. in December 2004 and has also been its chairman of the Board and became the registrants Chairman in September 2006.

Mr. Rodger Spainhower, Sr. , Director

Mr. Spainhower, age 62, founded Highland, a business consulting company in 1984 and has since then been providing services to businesses in areas of management, administration, compliance, software development and data management.  Prior to founding Highland, Mr. Spainhower served as President and CEO of Hyland Title Corporation, where he oversaw the company’s management, administration and coordination of all services to a major title insurance agency.

Before Hyland Title, Mr. Spainhower built a broad base of operations experience serving as Vice President at Great Western National Bank and as Operations Officer & Auditor at Valley National Bank in the US.  At both banks, Mr. Spainhower was in charge of managing the bank operation for various branch offices including cash control, personnel, accounting and customer services.

Mr. Spainhower studied at the American Institute of Banking with special emphasis on Banking and Business Administration.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before June 30, 2007.

Audit Committee Financial Expert

American Unity Investments does not have an audit committee.  American Unity Investments does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members.  We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of American Unity Investments's executive officers and directors during each of the last three fiscal years.  The remuneration described in the table does not include the cost of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of our business.  The value of such benefits cannot be precisely determined, but the executive officers named below did not receive such other compensation in the years set forth below. The Company’s current President and CFO were appointed after December 31, 2005.

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

CFO

Charlie Peng

2006

40,000

CEO

Lin Bi

2006

114,000

CEO/CFO

Lu Bing, CFO

2006

60,000

The Company has entered into employment agreements with management disclosed under Item 5(d) of this report.

Option/SAR Grants in Year ended December 31, 2006 to Named Executive Officers

Number of

% of Total

Securities

Options/SARs

Underlying

Granted to

Options/SARs

Employees in

Exercise or Base

Expiration

Name

Granted (#)

Fiscal Year

Price ($/Sh)

Date

--

--

--

--

--

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Values

Number of

Securities

Value of

Underlying

Unexercised

Unexercised

In-the-Money

Options/SARs at

Options/SARs at

Fiscal Year End

Fiscal Year End

Shares Acquired

Exercisable/

Exercisable/

Name

on Exercise (#)

Value Realized ($)

Unexercisable

Unexercisable

--

--

--

--

--

American Unity Investments has no long term incentive plans other than the plans described above.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this report by (i) each person known by American Unity Investments to be the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of American Unity Investments's directors and executive officers, and (iii) all officers and directors as a group.  Unless otherwise noted below, American Unity Investments believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.  For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The address of each is Room 308, Yan Yue Business Building, 100 Yan Yue Lane, South Dong Si Street, Dong Cheng District, , Beijing, China 100010.

Number

Percentage

of Shares

of Shares

Name

Office

Owned(1)

Owned

Sure Form Investments2)

-

51,091,940

35.2%

Zhenkai (Henry) Ziang

Chairman

0

  0.0%

Christian Lillieroos(3)

President/CEO/COO/Director

3,200,000

  2.2%

Dr. Guo Pingshan(4)

Senior Vice President/Director

2,000,000

  1.4%

Rodger Spainhower

Director

--

     --

All officers and directors

  as a group  (4 persons)

56,291,490

37.6%

(1)   Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

(2) Sure Form Investments owns 51,091,940 shares of common stock, and the Company has been informed that Sure Form Investments is controlled by Mr. Lau Hau Hung, an individual. Zhenkai Jiang is not a shareholder of Sure Form Investments.

(3) Includes 3,200,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until September 1, 2009, when the shares are fully vested, which have not been issued but which are required under the terms of Mr. Lillieroos’ employment contract dated September 1, 2006.

(4) Includes 2,000,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until August 1, 2009, when the shares are fully vested, which have not been issued but which are required under the terms of Dr. Guo’s employment contract dated August 1, 2006.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2006, the Company owed a officer and director $232,228 for advances made on an unsecured basis and repayable on demand.  Imputed interest was charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $46,065 and $15,846 for the three months ended June 30, 2006 and March 31, 2006 respectively. There was no imputed interest recorded in 2005.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.

As of December 31, 2006, the Company owed a related party $2,816,620 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $5,842 and $$2,921 for the three months ended June 30, 2006 and 2005, respectively.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.

During the quarter ended September 30, 2006, a subsidiary, Beijing TKE Resource Development Co., Limited has purchased forestry land from a related company, Beijing DongZhaoXu at the price of $623,708.

On March 3, 2005, the Company entered into an Employment Agreement with Daniel Enright, as the sole officer and director of the company, pursuant to which Mr. Enright was to receive a salary of $3,000 per month and had the right to receive a number of shares of common stock equal to 5% of the outstanding shares. Mr. Enright received $9,000 in 2005 under this contract. The contract was mutually terminated on March 31, 2006 and no shares were issued under the agreement.

 On February 26, 2004, the Company entered into a Management Agreement with Capital Hill

PART IV

Item 13.

EXHIBITS

Exhibit Number

Exhibit

2.1

Articles of Merger between Chiriquitos Mining, Inc., CAGI Transition, Inc. and the Registrant, as filed with the Wyoming Secretary of State. Incorporated by reference to  exhibit 2.1 as filed with the Company’s Current Report on Form 8-K dated March 17, 2005.

2.2

Agreement and Plan of Reorganization between American Unity Investments, Inc. (Nevada) and the Registrant. Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2005.

3.1

Articles of Incorporation dated June 23, 1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001

3.2

Amended Articles of Incorporation dated May 5,1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001.)

3.3

By-Laws of Capital Hill Gold, Inc. dated May 5, 1998. (Incorporated by reference from Form 10SB filed with the Securities and Exchange Commission on February 21,2001.

3.4

Amended Articles of Incorporation dated January 12, 2004. (Incorporated by reference from Form 10.

3.5

Amended Articles of Incorporation changing name to Amerimine Resources, Inc. Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2005

3.6.

Articles of Merger between American Unity Investments, Inc., a Florida corporation,  and the Registrant including Articles of Incorporation of American Unity Investments, Inc., a Florida corporation, which constitute as amended by the Articles of Merger, the Articles of Incorporation of the Registrant.  (Incorporated by reference from Form 8-K dated April 2, 2006 and filed with the Securities and Exchange Commission on October 11, 2006.

10.1

Asset Purchase Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Arthur Garrison (Incorporated by reference from Form 14C Filed with the Securities and Exchange Commission on February 26,2004.

10.2

Option Agreement dated the 12th day of January, 2004 between Autec Associates, Inc. and Capital Hill Resources Ltd (incorporated by reference from Form 14C filed with the Securities and Exchange Commission on February 26,2004.

10.3

2004 Stock Option Plan dated the 12th day of January, 2004 (Incorporated by reference from Form 14C filed with the Securities and Exchange Commission on February 26,2004.

10.4

Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Kent Carasquero. Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

10.5

Employee Agreement dated February 18, 2004 between Capital Hill Gold, Inc. and Malcolm Cameron. . Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

10.6

Management Agreement dated February 27, 2004 between Capital Hill Gold, Inc. and Capital Hill Resources Ltd. . Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2003.

10.7

Mining Option Agreement dated March 12, 2005 between Chiriquitos Mining, Inc. Minera Holmex S.A. de C.V., and International American Resources Inc. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K/A dated March 17, 2005

10.8

Release and Settlement Agreement between the holders of the Debentures and the Registrant dated March 31, 2006 Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2005..

10.9

Release and Settlement Agreement between the holders of the Debentures and Daniel Enright dated March 31, 2006. Incorporated by reference to such exhibit as filed with the Annual Report on Form 10KSB for the year ended December 31, 2005.

10.10.

Employment Agreement between the Registrant and Christian Lillieroos. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated September 5, 2006.

10.11.

Employment Agreement between the Registrant and Dr. Guo Pingshan. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated August 1, 2006.

16.1

Letter from HJ stating that it has reviewed the Form 8-K dated August 4, 2004 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated August 4, 2004.

16.2

Letter from Dohan & Co. stating that it has reviewed the Form 8-K dated May 27, 2005 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated May 27, 2005.

16.3

Letter from Michael Larsen CPA, LLC stating that it has reviewed the Form 8-K dated January 27, 2006 and has no objection to the statements made therein. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated January 27, 2006.

.

21.

American Unity Investments, Inc. is a wholly owned Nevada subsidiary of the Registrant. No trade names are employed. Beijing TKE Resource Development Co., Limited is a 90% owned PRC subsidiary of American Unity Investments, Inc. (Nevada). No trade names are employed

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

32.2

Certification of the Chief  Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

Explanatory Note: The style for exhibit numbers of the Registrant in previous Annual Reports on Form 10-KSB were a numeric exhibit number followed by lower case roman numerals, eg., Exhibit 3 (i), etc., whereas other filings utilized solely numeric designations, eg. Exhibit 3.1, etc. The last exhibit filed under Exhibit heading 3 was numbered Exhibit 3(v). For ease of reference Registrant is converting all its exhibit indices to numeric only designation beginning with this Report.

Item 14.

 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, billed us as follows for audit fees the fiscal years ended December 31, 2006 and 2005.

Auditor

2005

2006

Dohan & Company

21,739

--

Jimmy C.H. Cheung & Co.

David M.K. Yeung & Company

Less than 50% of the hours expended by our auditors on the audit for the years nded December 31, 2005 and 2006 ormed by persons other than the above accounting firm’s  full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

AMERICAN UNITY INVESTMENTS, INC.

By:/s/ Christian Lillieroos

Christian Lillieroos

President and Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

By:     /s/ Christian Lillieroos

President and Chief Executive,

Christian Lillieroos

Operating and Financial Officer

(principal executive and Financial officer) and Director

By:     /s/Guo Pingshan

Senor Vice President and Director

        Guo Pingshan

By:     /s/Rodger Spainhower

Director

        Rodger Spainhower

AMERICAN UNITY INVESTMENTS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

AMERICAN UNITY INVESTMENTS, INC.

CONTENTS

Pages

__________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

1 – 2

__________________________________________________________________________________________

Balance Sheets as of December 31, 2006 and 2005

3

__________________________________________________________________________________________

Statements of Operations for the years ended December 31, 2006 and 2005

4

__________________________________________________________________________________________

Statement of Stockholders’ Deficiency for the years ended 2006 and 2005

5

__________________________________________________________________________________________

Statements of Cash Flows for the year ended December 31, 2006 and 2005

6

__________________________________________________________________________________________

Notes to the Financial Statements

7 – 12

__________________________________________________________________________________________

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company had a net loss of $364,248, an accumulated deficit of $366,348 and a working capital deficiency of $300,463 and used cash in operations of $387,294.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JIMMY C.H. CHEUNG & CO

Certified Public Accountants

Hong Kong

Date: March 6, 2006

1607 Dominion Centre, 43 Queen’s Road East, Wanchai, Hong Kong

Tel:  (852) 25295500   Fax:  (852) 28651067   Email: jchc@krestoninternational.com.hk

Website:  http://www.jimmycheungco.com

DAVID M. K. YEUNG & CO. Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

American Unity Investments, Inc.

We have audited the accompanying balance sheets of American Unity Investments, Inc., as of December 31, 2006 and the related statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of American Unity Investments, Inc. for the year ended December 31, 2005.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the year ended December 31, 2005, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Unity Investments, Inc. (a development stage company), as of December 31, 2006, and the related statements of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring net losses and an accumulated deficit of $2,156,814 as of December 31, 2006.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DAVID M. K. YEUNG & CO.

Certified Public Accountants

Hong Kong

Date: March 30, 2006

14th Floor, San Toi Building, 137-139 Connaught Road Central, Hong Kong

Tel:  (852) 25817511   Fax:  (852) 25817588   Email: davidyeung@dmky.com.hk

2

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2006 AND 2005

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

2,829,385

$

12,000

Other receivable and prepaid expenses

416,103

43,831

Total Current Assets

3,245,488

55,831

PROPERTY, PLANT AND EQUIPMENT, NET

215,767

--

TOTAL ASSETS

$

3,461,255

55,831

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

861,019

5,000

Due to a stockholder

232,228

232,228

Due to a related company

2,816,620

119,066

Deferred revenue, current portion

98,145

--

Total Current Liabilities

4,008,012

356,294

Deferred revenue, net of current portion

351,687

--

Total Liabilities

4,359,699

356,294

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

72,537

1,000,000

Additional paid-in capital

1,015,885

(934,115)

Accumulated deficit

(2,156,814)

(366,348)

Accumulated other comprehensive losses

(8,363)

--

Minority Interests

178,311

--

Total Stockholders’ Deficiency

(898,444)

(300,463)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

3,461,255

55,831

The accompanying notes are an integral part of these financial statements

3

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

For the

For the

year ended

year ended

Dec 31, 2006

Dec 31, 2005

REVENUES

Product Sales

$

3,009,568

$

--

Maintenance Services

24,536

--

Total Revenue

3,034,104

--

LESS: COSTS OF SALES

1,105,282

--

GROSS PROFIT

1,928,822

--

LESS: OPERATING EXPENSES

Selling expenses

887,204

--

General and administrative expenses

1,635,194

349,063

Merger expenses

825,000

--

Total Operating Expenses

3,347,398

349,063

INCOME/(LOSS) FROM OPERATIONS

$

(1,418,576)

$

(349,063)

OTHER INCOME (EXPENSES)

Imputed interest expenses

--

(15,185)

Interest income

9,484

--

Other income

15,885

--

LOSS BEFORE INCOME TAXES

$

(1,393,207)

$

(364,248)

PROVISION FOR INCOME TAXES

(343,908)

--

MINORITY INTERESTS

(53,351)

--

NET LOSS

$

(1,790,466)

$

(364,248)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

(8,364)

$

--

Net loss per share-basic and diluted

$

(0.02)

$

(0.01)

Weighted average number of shares

Outstanding, during the year

- basic and diluted

145,074,102

50,000,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIIES

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Accumulated

Additional

Stock

Other

Total

Common Stock

Paid-in

Subscriptions

Minority

Comprehensive

Accumulated

Stockholders’

Shares

Amount

Capital

Receivable

Interest

Losses

Deficit

Equity

Balance, December 31, 2004

50,000,000

$

50,000

$

1,000,000

$

(1,048,000)

$

--

$

--

$

(2,100)

$

--

Proceeds from subscription receivable

--

--

--

48,000

--

--

--

48,000

In-kind contribution of services

--

--

600

--

--

--

--

600

Imputed interest on advances

     from a related party

--

--

1,191

--

--

--

--

1,191

Imputed interest on advances

     From a stockholder

--

--

13,994

--

--

--

--

13,994

Net loss

--

--

--

--

--

--

(364,248)

(364,248)

Balance, December 31, 2005

50,000,000

50,000

1,015,885

(1,000,000)

--

--

(366,348)

(300,463)

Issuance of stock related to

     reverse-merger with American

     Unity Investments, Inc.

22,537,051

22,537

--

--

--

--

--

22,537

Proceeds from subscription receivable

--

--

--

1,000,000

--

--

--

1,000,000

Currency translation loss

--

--

--

--

--

(8,363)

--

(8,363)

Minority interest

--

--

--

--

178,311

--

--

178,311

Net loss

72,537,051

$

72,537

$

1,015,885

$

--

$

178,311

$

(8,363)

$

(2,156,814)

$

(898,444)

The accompanying are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED 2006 AND 2005

For the

For the

year ended

year ended

Dec 31, 2006

Dec 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(1,790,466)

$

(364,248)

Adjustments to reconcile net loss to cash used in operating activities:

Expense related to stock issued for reverse-merger

22,537

--

Imputed interest expenses

--

15,185

In-kind contribution of services

--

600

Minority interest

178,311

--

Changes in operating assets and liabilities:

(Increase)/Decrease in:

Other receivable and prepaid expenses

(372,272)

(43,831)

Increase/(Decrease) in:

Accrued and other liabilities

856,020

5,000

Deferred revenue

449,832

--

Net cash provided by (used in) operating activities

(656,038)

(387,294)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

(215,767)

--

Net cash used in investing activities

(215,767)

--

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscriptions receivable

1,000,000

48,000

Proceeds from stockholder loan

--

232,228

Proceeds from related company loan

2,697,554

119,066

Net cash provided by financing activities

3,697,554

399,294

EFFECT OF EXCHANGE RATE ON CASH

(8,364)

--

NET INCREASE IN CASH AND CASH EQUIVALENTS

$

2,817,385

$

12,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

$

12,000

$

--

CASH AND CASH EQUIVALENTS AT END OF YEAR

$

2,829,385

$

12,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

American Unity Investments, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc. and underwent several name changes.

On April 2, 2006, the Company consummated an Agreement and Plan of Reorganization dated March 31, 2006 with shareholders of American Unity Investments, Inc., a Nevada corporation (“AUI”) to acquire 100% of the outstanding capital stock of AUI in exchange for 50,000,000 shares of the Company (“AUI Transaction”).  Prior to the AUI Transaction, the Company was development stage public company operating as a mining exploration company with nominal assets and 73,283 shares issued and outstanding.  AUI was a privately held company in the forestry business in the People’s Republic of China (“PRC”).  In conjunction with the AUI Transaction, the Company issued 22,463,768 shares of common stock on April 17, 2006 for the conversion of $43,700 of outstanding convertible debentures.  As a result, the common stock outstanding post AUI Transaction totaled 72,537,051 shares.  The AUI Transaction is considered to be a capital transaction in substance, rather than a business combination.  Inasmuch, the AUI Transaction is equivalent to the issuance of shares by a private company (AUI) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for the AUI Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded.  Accordingly, the historical financial information of the accompanying consolidated financial statements are that of AUI which the 50,000,000 shares issued by the Company are considered the historical outstanding shares of AUI for accounting purposes.  The 22,463,768 shares issued by the Company for the conversion of $43,700 of outstanding convertible debenture are considered as part of the outstanding shares of the Company prior to the AUI Transaction.

In July 2006, the Company amended its Articles of Incorporation whereby the corporate name was changed to American Unity Investments, Inc.  The name change was effective by merger into a wholly owned Florida subsidiary of that name.

American Unity Investments, Inc. Nevada, the operating subsidiary (“AUI”) was incorporated under the laws of the State of Nevada on December 2, 2004.  AUI conducts its operations through its 90% owned subsidiary Beijing TKE Resource Development Co., Limited, a foreign direct-owned company in the PRC. .Beijing TKE Resource Development Co., Limited was incorporated in the June 2006 quarter and is engaged in the business of forestry in the PRC

(B)

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

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

The Company’s subsidiary is subject to PRC income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which the entity operates.

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

(J)

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006.  The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflects the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 totaled $-0-.  Pro forma stock based compensation for the year ended December 31, 2005 totaled $-0-.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(K)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008fiscal year. The Company is currently evaluating the impact that FAS 157 will have on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. The Company does not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that FAS 159 will have on our financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(L)

Revenue Recognition

We recognize revenue in accordance with the SEC's Staff Accounting Bulletin Topic 13, Revenue Recognition" ("SAB Topic 13".) Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller' s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured

Product Sales

Revenue from sales is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met

Maintenance Services

Maintenance services income is recognized on a time proportion basis according to the term of contracts.

Deferred Revenue

The unrecognized portion of the maintenance service income is classified as deferred revenue.

(M)

Cost of Product Sales

Cost of products sales includes direct purchase cost of plants.

(N)

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

2.

INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $1,646,578 as at December 31, 2006 which may be available to reduce future years’ taxable income.  These carry forwards, will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

3.

SHAREHOLDERS’ EQUITY

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 72,537,051.  The 73,283 shares outstanding prior the AUI Transaction along with the 22,463,768 shares issued for conversion of $43,700 in convertible debentures totaling 22,537,051 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting.  Up through and as of December 31, 2006, no additional shares, stock options, or stock warrants have been issued and/or granted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

4.

RELATED PARTY TRANSACTIONS

As of December 31, 2006 and 2005, the Company owed a stockholder $232,228 for advances made on an unsecured basis and repayable on demand.  Imputed interest is charged at 6% per annum on the amount due.  Total imputed interest has been recorded as additional paid-in capital which amounted to $46,065 for the year ended December 31, 2006.

As of December 31, 2006 and 2005, the Company owed a related party $2,816,620 and $119,066, respectively, for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest has been recorded as additional paid-in capital which amounted to $5,842 and $$2,921 for the years ended December 31, 2006 and 2005, respectively.

In-kind contribution:

During this quarter, the subsidiary, Beijing TKE Resource Development Co., Limited has purchased forestry land from a related company, Beijing DongZhaoXu at the price of $675,782.

5.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has recurring net losses and an accumulated deficit of $2,156,814 at December 31, 2006.  The Company’s total current liabilities exceed its total current assets by $762,524.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005

7.

DEFERRED REVENUE

The following table sets forth as December 31, 2006 the net deferred revenue balances for the maintenance service income of the forests:

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

Endnotes

