Form 10QSB
period 2007-03-31
American Unity Investments, Inc.
filed 2007-05-22
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-32375

AMERICAN UNITY INVESTMENTS, INC.

 (Exact Name of small business issuer as specified in its charter)

              Florida

65-0067192

(State or other Jurisdiction of

(I.R.S. Employer

Incorporation or Organization)

Identification No.)

Room 308, 100 Yan Yue Lane, South Dong Si Street, Dong Cheng District. , Beijing, China  100011

   (Address of Principal Executive Offices)

(Zip Code)

(86)10- 6523-3262

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

145,074,102

                    Title of Class

Number of Shares outstanding

at March 31, 2007

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

1,419,416

Other receivable and prepaid expenses

416,103

Total Current Assets

1,835,519

PROPERTY, PLANT AND EQUIPMENT, NET

215,767

TOTAL ASSETS

$

2,051,286

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

1,091,426

Due to a related party

232,228

Due to a related company

1,406,651

Deferred revenue, current portion

98,145

Total Current Liabilities

2,828,450

Deferred revenue, net of current portion

351,687

Total Liabilities

3,180,137

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

72,537

Additional paid-in capital

1,015,885

Accumulated deficit

(2,387,221)

Accumulated other comprehensive losses

(8,363)

Minority Interests

178,311

Total Stockholders’ Deficiency

(1,128,851)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,051,286

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

For the three

For the three

months ended

monhts ended

Mar 31, 2007

Mar 31, 2006

REVENUES

Product Sales

$

--

$

--

Maintenance Services

--

--

Total Revenue

--

--

LESS: COSTS OF SALES

--

--

GROSS PROFIT

--

--

LESS: OPERATING EXPENSES

Selling expenses

--

--

General and administrative expenses

230,407

153,091

Total Operating Expenses

230,407

153,091

INCOME/(LOSS) FROM OPERATIONS

$

(230,407)

$

(153,091)

OTHER INCOME (EXPENSES)

Interest expenses

--

(18,767)

Interest income

--

17

Other income

--

--

LOSS BEFORE INCOME TAXES

$

(230,407)

$

(171,841)

PROVISION FOR INCOME TAXES

--

--

MINORITY INTERESTS

--

--

NET LOSS

$

(230,407)

$

(171,841)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

--

$

--

Net loss per share-basic and diluted

$

(0.002)

$

(0.003)

Weighted average number of shares

Outstanding, during the period

- basic and diluted

145,074,102

50,000,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED 2007 AND 2006 (UNAUDITED)

For the three

For the three

months ended

months ended

Mar 31, 2007

Mar 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(230,407)

$

(171,841)

Changes in operating assets and liabilities:

Increase/(Decrease) in:

Accrued and other liabilities

(1,179,562)

171,841

Net cash provided by (used in) operating activities

(1,409,969)

--

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

--

--

Net cash used in investing activities

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stockholder loan

--

12,000

Net cash provided by financing activities

--

12,000

EFFECT OF EXCHANGE RATE ON CASH

--

--

NET (DECREASE)/INCREASEIN CASH AND CASH EQUIVALENTS

$

(1,409,969)

$

12,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

$

2,829,385

$

--

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

1,419,416

$

12,000

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 AND 2006 (UNAUDITED)

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

AS OF MARCH 31, 2007 AND 2006 (UNAUDITED)

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

AS OF MARCH 31, 2007 AND 2006 (UNAUDITED)

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

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” This FASB Staff Position (“FSP”) addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies . The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others , to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (“GAAP”) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.  Early adoption of this FSP for interim or annual periods for which financial statements or interim reports have not been issued is permitted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 AND 2006 (UNAUDITED)

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

3.

SHAREHOLDERS’ EQUITY

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 145,074,102. The 146,566 shares outstanding prior the AUI Transaction along with the 44,927,536 shares issued for conversion of $43,700 in convertible debentures totaling 45,074,102 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting.  Up through and as of March 31, 2007, no additional shares, stock options, or stock warrants have been issued and/or granted., however the above numbers include the effect of a stock dividend to all shareholders of record in August 2006

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2007 AND 2006 (UNAUDITED)

4.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has recurring net losses and an accumulated deficit of $2,387,221 at March 31, 2007.  The Company’s total current liabilities exceed its total current assets by $1,128,851.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

DEFERRED REVENUE

The following table sets forth as March 31, 2007 the net deferred revenue balances for the maintenance service income of the forests:

Current portion of deferred revenue

$

98,145

Deferred revenue, net of current portion

351,687

Total Deferred Revenue

$

449,832

6.

INCOME TAX

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

Liquidity and Capital Resources

Our operating funds have been provided to date by a related party.  The related party has not indicated it will provide funding in the future, and the Company intends to make one or more offerings of its securities to fund operations.  Deferred revenues represent payments by forestry owners to the Company for which the Company is obligated to render future performance

Information included in this report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology.  The statements and disclaimers in this report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of March 31, 2007, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation., except that the Company’s Chief Financial Officer resigned at the end of the quarter and his duties are being carried out by the principal executive officer.

PART II - OTHER INFORMATION

Item 1.

 LEGAL PROCEEDINGS - None

Item 2.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

Item 3.

 DEFAULTS UPON SENIOR SECURITIES - None

Item 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  - None

Item 5.

 OTHER INFORMATION - None.

Item 6.

 EXHIBITS

31. Chief Executive Officer and Chief Financial Officer - Rule 13a-15(e) Certification. Filed herewith.

32. Chief Executive Officer and Chief Financial Officer - Sarbanes-Oxley Act Section 906 Certification. Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN UNITY INVESTMENTS, INC.

Date:  May 18, 2007

By:/s/ Christian Lillieroos

Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)