Form 10KSB/A
period 2006-12-31
American Unity Investments, Inc.
filed 2007-06-12
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

This form 10-KSB is being filed solely to correct the date of the audit report for the year ended December 31, 2006.

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

Date: March 30, 2007

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

