Form 10QSB
period 2007-06-30
American Unity Investments, Inc.
filed 2007-08-14
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

at June 30, 2007

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

1,447,368

Other receivable and prepaid expenses

416,103

Total Current Assets

1,863,471

PROPERTY, PLANT AND EQUIPMENT, NET

215,767

TOTAL ASSETS

$

2,079,238

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

1,281,953

Due to a related party

232,228

Due to a related company

1,445,092

Deferred revenue, current portion

98,145

Total Current Liabilities

3,057,418

Deferred revenue, net of current portion

351,687

Total Liabilities

3,409,105

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

72,537

Additional paid-in capital

1,015,885

Accumulated deficit

(2,588,237)

Accumulated other comprehensive losses

(8,363)

Minority Interests

178,311

Total Stockholders’ Deficiency

(1,329,867)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,079,238

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

For the three

For the three

For the six

For the six

months ended

months ended

months ended

months ended

Jun 30, 2007

Jun 30, 2006

Jun 30, 2007

Jun 30, 2006

REVENUES

Product Sales

$

--

$

1,214,009

$

--

$

1,214,009

Maintenance Services

--

6,681

--

6,681

Total Revenue

--

1,220,690

--

1,220,690

LESS: COSTS OF SALES

--

429,501

--

429,501

GROSS PROFIT

--

791,189

--

791,189

LESS: OPERATING EXPENSES

Selling expenses

--

--

--

--

General and administrative expenses

201,015

299,732

431,423

452,823

Total Operating Expenses

201,015

299,732

431,423

452,823

INCOME/(LOSS) FROM OPERATIONS

$

(201,015)

$

491,457

$

(431,423)

$

338,366

OTHER INCOME (EXPENSES)

Interest expenses

--

(33,140)

--

(51,907)

Interest income

--

2,112

--

2,129

Other income

--

--

--

--

LOSS BEFORE INCOME TAXES

$

(201,015)

$

460,429

$

(431,423)

$

288,588

PROVISION FOR INCOME TAXES

--

(271,645)

--

(271,645)

MINORITY INTERESTS

--

(45,844)

--

(45,844)

NET LOSS

$

(201,015)

$

142,940

$

(431,423)

$

(28,901)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

--

$

--

$

--

$

--

Net loss per share-basic and diluted

$

(0.0013)

$

0.0019

$

(0.0029)

$

(0.0004)

Weighted average number of shares

Outstanding, during the period

- basic and diluted

145,074,102

72,537,051

145,074,102

72,537,051

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED 2007 AND 2006 (UNAUDITED)

For the six

For the six

months ended

months ended

Jun 30, 2007

Jun 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(431,423)

$

(28,901)

Adjustments to reconcile net loss to cash used in operating activities:

Imputed interest expense

--

51,907

Changes in operating assets and liabilities:

(Increase)/Decrease in:

Prepaid expenses

--

(12,492)

Inventories

--

(131,837)

Notes receivable

--

(72,834)

Increase/(Decrease) in:

Accrued and other liabilities

(950,594)

471,324

Deferred revenue

--

361,444

Net cash provided by (used in) operating activities

(1,382,017)

638,611

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

--

(162,226)

Net cash used in investing activities

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

Due to stockholder

--

1,736,335

Due to related company

--

(443)

Minority interests

--

170,585

Net cash provided by financing activities

--

1,906,477

EFFECT OF EXCHANGE RATE ON CASH

--

--

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS

$

(1,382,017)

$

2,382,862

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

$

2,829,385

$

12,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

1,447,368

$

2,394,862

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007 AND 2006 (UNAUDITED)

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

AS OF JUNE 30, 2007 AND 2006 (UNAUDITED)

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

AS OF JUNE 30, 2007 AND 2006 (UNAUDITED)

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

AS OF JUNE 30, 2007 AND 2006 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(L)

Revenue Recognition

We recognize revenue in accordance with the SEC' s Staff Accounting Bulletin Topic 13, Revenue Recognition" ("SAB Topic 13".) Revenue is recognized when all of the following criteria are met : (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller' s price to the buyer is fixed and determinable; and (4) collectibility is reasonably assured.

Product Sales

Revenue from sales is recorded when title and risk of loss have passed to the buyer and provided the criteria in SAB Topic 13 are met.

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

3.

SHAREHOLDERS’ EQUITY

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 72,537,051.  The 73,283 shares outstanding prior the AUI Transaction along with the 22,463,768 shares issued for conversion of $43,700 in convertible debentures totaling 22,537,051 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting.  Up through and as of June 30, 2007, no additional shares, stock options, or stock warrants have been issued and/or granted.  However, as a result of a one-for-one stock dividend effected in August 2006, the total outstanding shares of common stock are 145,074,102.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2007 AND 2006 (UNAUDITED)

4.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has recurring net losses and an accumulated deficit of $2,588,237 at June 30, 2007.  The Company’s total current liabilities exceed its total current assets by $1,193,947.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

DEFERRED REVENUE

The following table sets forth as June 30, 2007 the net deferred revenue balances for the maintenance service income of the forests:

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

In April 2007, our company, together with The China High-Tech Industrialization Association, co-organized the First Global Capital and China Industry Development Forum in Beijing.  Our expenses for the conference totaled $15,927.  The Forum provided an excellent marketing platform for us to develop future business opportunities.  As a result of the conference, our company is currently in talks with two strong leads to develop two promising business opportunities in the machinery and energy sectors.

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of June 30, 2007, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

AMERICAN UNITY INVESTMENTS, INC.

Date:  August 12, 2007

By:/s/ Christian Lillieroos

Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)