Form 10QSB
period 2007-09-30
American Unity Investments, Inc.
filed 2007-11-14
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

at September 30, 2007

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERICAN UNITY INVESTMENTS, INC.

CONTENTS

Pages

__________________________________________________________________________________________

Balance Sheets as of September 30, 2007

2

__________________________________________________________________________________________

Statements of Operations for the nine months ended September 30, 2007 and 2006

3

__________________________________________________________________________________________

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

4

__________________________________________________________________________________________

Notes to the Financial Statements

5 – 9

__________________________________________________________________________________________

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF SEPTEMBER 30, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

1,448,287

Other receivable and prepaid expenses

416,103

Total Current Assets

1,864,390

PROPERTY, PLANT AND EQUIPMENT, NET

215,767

TOTAL ASSETS

$

2,080,157

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

1,489,738

Due to a stockholder

232,228

Due to a related company

1,439,493

Deferred revenue, current portion

98,145

Total Current Liabilities

3,259,604

Deferred revenue, net of current portion

351,687

Total Liabilities

3,611,291

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

72,537

Additional paid-in capital

1,015,885

Accumulated deficit

(2,789,504)

Accumulated other comprehensive losses

(8,363)

Minority Interests

178,311

Total Stockholders’ Deficiency

(1,531,134)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,080,157

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

For the three

For the three

For the nine

For the nine

months ended

months ended

months ended

months ended

Sept 30, 2007

Sept 30, 2006

Sept 30, 2007

Sept 30, 2006

REVENUES

Product Sales

$

--

$

1,795,559

$

--

$

3,009,568

Maintenance Services

--

17,855

--

24,536

Total Revenue

--

1,813,414

--

3,034,104

LESS: COSTS OF SALES

--

675,782

--

1,105,282

GROSS PROFIT

--

1,137,632

--

1,928,822

LESS: OPERATING EXPENSES

Selling expenses

--

887,204

--

887,204

General and administrative expenses

201,267

604,420

632,690

1,047,244

Merger expenses

--

825,000

--

825,000

Total Operating Expenses

201,267

2,316,624

632,690

2,759,448

INCOME/(LOSS) FROM OPERATIONS

$

(201,267)

$

(1,178,992)

$

(632,690)

$

(830,626)

OTHER INCOME (EXPENSES)

Interest expenses

--

51,907

--

--

Interest income

--

7,326

--

9,455

Other income

--

15,885

--

15,885

LOSS BEFORE INCOME TAXES

$

(201,267)

$

(1,103,874)

$

(632,690)

$

(805,286)

PROVISION FOR INCOME TAXES

--

(72,263)

--

(343,908)

MINORITY INTERESTS

--

(8,405)

--

(58,499)

NET LOSS

$

(201,267)

$

(1,184,542)

$

(632,690)

$

(1,207,693)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

--

$

(8,364)

$

--

$

--

Net loss per share-basic and diluted

$

(0.0014)

$

(0.02)

$

(0.0044)

$

(0.02)

Weighted average number of shares

Outstanding, during the period

- basic and diluted

145,074,102

145,074,102

145,074,102

145,074,102

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

For the nine

For the nine

months ended

months ended

Sept 30, 2007

Sept 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(632,690)

$

(1,207,693)

Changes in operating assets and liabilities:

(Increase)/Decrease in:

Other receivable and prepaid expenses

--

(396,864)

Notes receivable

--

934,115

Increase/(Decrease) in:

Accrued and other liabilities

(748,408)

641,284

Deferred revenue

--

449,832

Net cash provided by (used in) operating activities

(1,381,098)

420,674

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

--

(215,767)

Net cash used in investing activities

--

(215,767)

CASH FLOWS FROM FINANCING ACTIVITIES

Due to related company

--

2,697,555

Minority interests

--

183,459

Net cash provided by financing activities

--

2,881,014

EFFECT OF EXCHANGE RATE ON CASH

--

(8,364)

NET (DECREASE)/INCREASEIN CASH AND CASH EQUIVALENTS

$

(1,381,098)

$

3,077,557

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

$

2,829,385

$

12,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

1,448,287

$

3,089,557

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

3.

SHAREHOLDERS’ EQUITY

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 72,537,051.  The 73,283 shares outstanding prior the AUI Transaction along with the 22,463,768 shares issued for conversion of $43,700 in convertible debentures totaling 22,537,051 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting.  Up through and as of September 30, 2007, no additional shares, stock options, or stock warrants have been issued and/or granted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

4.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has recurring net losses and an accumulated deficit of $2,789,504 at September 30, 2007.  The Company’s total current liabilities exceed its total current assets by $1,179,447.  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

DEFERRED REVENUE

The following table sets forth as September 30, 2007 the net deferred revenue balances for the maintenance service income of the forests:

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.  The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of September 30, 2007, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

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

AMERICAN UNITY INVESTMENTS, INC.

Date:  November 13, 2007

By:/s/ Christian Lillieroos

Acting Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)