Form 10KSB
period 2007-12-31
American Unity Investments, Inc.
filed 2008-04-15
CIK 1075861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[x]

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 2007

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

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2008 was $1,134,341 based on a closing sale price of $.013 per share as of March 27, 2008, the last available trading date as of April 10, 2008.

The number of shares outstanding of the issuer's classes of Common Stock as of April 12, 2008:

Common Stock, $.001 Par Value –

147,674,102  Shares

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

On April 2, 2006, Amerimine acquired American Unity Investments, Inc., a Nevada corporation (:AUI”), pursuant to an Agreement and Plan of Reorganization dated March 31, 2006.  In connection with the acquisition, shareholders of AUI received 100,000,000 shares of Company common stock. The Company also issued 44,927,536 shares on April 17, 2006 upon conversion of the remaining $43,700 of outstanding convertible debentures. The share numbers in this report reflect a 1-for-1000 reverse stock split effected on April 17, 2006 and a two-for-one stock split effective August 21, 2006.

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

On January 8, 2006, AUI entered into an Equity Transfer Agreement to acquire 100% of Beijing DongZhaoXu Forestry Development Co., Ltd. (“Beijing DongZhaoXu”) for $246,700 (Rmb 2,000,000) being the total registered and fully paid up capital of Beijing DongZhaoXu.  Beijing DongZhaoXu is owned as to 80% by a director  of the Company, Mr.Jiang, and is engaged in the leasing of forestry land in China. The transaction will be treated as an acquisition of business under common control.  The completion of the acquisition of Beijing DongZhaoXu is subject to governmental approval of the People’s Republic of China. The acquisition has not been completed.

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

Item 2.

DESCRIPTION OF PROPERTY

The Company has the use of a sufficient amount of office space in, Beijing, China for rent at $263 per month. Such space is deemed to be sufficient for the foreseeable future.

Item 3.

LEGAL PROCEEDINGS

Not Applicable.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

Quarter Ended

High

Low

December 31, 2007

$.04

$ .02

September 30, 2007

$.07

$ .04

June 30, 2007

$.13

$.06

March 31, 2007

$.30

$.11

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

(b)  Holders

As of April 10, 2008, there were approximately 2,030  record holders of Company common stock.

(c) Dividends

The Company has not paid any dividends on its common stock.  The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying cash dividends in the foreseeable future.

(d)

Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2007

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

5,200,000

   0

--

Plans not approved

By Security holders

Total

5,200,000

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

The Company and its Nevada subsidiary, also named American Unity Investments, Inc. have entered into a three-year employment agreement with Lu Bing commencing on September 1, 2006, pursuant to which agreement Mr. Lu will be employed as Chief Financial Officer. The compensation payable to Mr. Lu is the sum of the following: (a) RMB 20,000 per month in salary, increasing 10% each anniversary of the agreement; (b) 201,000 shares of company common stock, earned one third on each anniversary of this Agreement on each anniversary of the agreement until September 1, 2009, when the shares are fully vested; (c) an annual bonus as determined by the Board of Directors based on profitability and (d) health care coverage in China for himself and his family, workers compensation and pension coverage in China. Mr. Lu resigned on March 29, 2007 and no shares were issued to him.

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

(e)

Sales of Unregistered Securities during the year ended December 31, 2007.

All issuances have been disclosed in the Company’s prior periodic filings. There were 1,600,000 and 1,000,000 shares, respectively, issued to Mr. Lillieroos and Dr. Guo in February 2008 under their employment contracts.

(f)

Company repurchases of common stock during the year ended December 31, 2007.

There were no Company repurchases of common stock during the year ended December 31, 2007.

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

Liquidity and Capital Resources

Our cash needs have been provided by our cash reserves and by extending accounts payables. We believe we have sufficient cash reserves to pay our operating expenses for the next 12 months, but need to find an acquisition in order to generate revenues.  Our cash needs for 2008 will depend on the business which we intend to acquire, but until an acquisition is effected we will have expenses of about $70,000 per month.

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

On July 18, 2006 the Registrant engaged David M.K. Yeung & Company as its new independent accountant in connection with the acquisition of American Unity Investments, Inc., a Nevada corporation.  Prior to the engagement of David M.K. Yeung & Company., the Registrant did not consult with David M.K. Yeung & Company. on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Registrant's financial statements.

Item 8A(T).

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

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Christian Lillieroos, Chairman, President, Acting Chief Executive, Financial and Operating Officer and Director

Mr. Lillieroos, age 48, was Chairman of the International Paralympic Table Tennis Committee in Germany from 1996 to September 2006.  Under his leadership, the organization underwent dramatic improvements with financial revenues increasing ten fold, staff size quadrupling, and athlete tour participation increasing over 5 times.  Mr. Lillieroos has also held other senior executive positions in various sports organizations in Sweden, Canada, Mexico, and in the United States. For the past ten years, Mr. Lillieroos operated his own business consulting company providing corporate management, marketing and personnel management services to clients worldwide.  Among his clients were Airedale Sport & Technology, Killerspin, Mannatech, and the International Paralympic Committee, which is the governing body of 25 international federations with 160 member countries.

Mr. Lillieroos graduated from the University of Central Oklahoma with a Bachelor degree in Business Administration, with a concentration in Management.  Mr. Lillieroos speaks Swedish, German, Spanish and English, and can also communicate in Mandarin Chinese and French.

Dr. Guo Pingshan—Senior Vice President China Affairs and Director

Over the past 20 years, Dr. Guo Pingshan, age 53, has pursued his private international business interests.  Dr. Guo founded Henan Bingxiong Refrigeration Group in China in 1986.and was vice president of that company until 1997. The company grew to six subsidiaries with total assets of more than US$100 million in eight years and took up 40% of the market shares in China. In 1996, the enterprise went public in China. After that he accepted the position as Vice President of China affairs for Punto Med S.A.M. a French company headquartered in Monaco.

Dr. Guo studied International Business Law at Washington University, USA and earned one of his Doctorate degrees from Sissio Refrigeration Engineering Institute in Italy.

Mr. Zhenkai (Henry) Jiang,  Director

Mr. Henry Jiang, age 44, retired from the Chinese army in 1982. From 1982 he worked in Beijing Shougang Group for ten years, the biggest iron and steel manufacturer in China, as a clerk . In 1992, he joined Beijing Nisen, the first authorized company in China which is the agent for many famous American movie and sports stars, such as Harrison Ford, Michael Douglas, Shaquille O’Neal, etc. He became a marketing manager for Nisen and served in that capacity until he left in June 2001 to found Beijing Huaxialvzhou Food Co. Ltd., an enterprise mainly focusing on organic and pollution-free food. In November 2003 he founded Beijing Dongzhaoxu Forestry Development Co. Ltd and has been its chairman of the Board. Mr. Jiang founded the Registrant’s Nevada subsidiary, American Unity Investments, Inc. in December 2004 and has also been its chairman of the Board and became the registrants Chairman in September 2006.

Mr. Robert E. Goodman, Director

Mr. Robert E. Goodman was elected as a director in November 2007. He is the Chairman of Sino American Trade Development Association and has over forty years experience working with private business, government agencies, and international business groups. As an entrepreneur, Mr. Goodman was appointed by the Governors of the States of Nevada and Wyoming as their State Director of the Department of Economic Development. He has held senior positions with county, city, public and private associations, i.e., Executive Director of Economic Development Companies, Chambers of Commerce, and Four Corners Regional Commission. Mr. Goodman has led over thirty trade missions throughout the world, and developed joint venture leads or product distribution in China, Hong Kong, Taiwan and Japan for among others; J.C. Penney Co., Coors Brewing Co., and Nissan Motor Corporation.

Dr. Lisa Pang, Director

Dr. Lisa (Lixia) Pang’s (Age 34) has been a Director since November 2007.  Before joining AUI in early 2006, Dr. Pang served in Shanghai International Studies University, Fudan University, Inner Mongolia University, Beijing Walker Cultural Co. Ltd, Beijing High-Education Publication, and East Asia Bank as an executive and consultant. Her job as a professional interpreter has also given her wide experiences in international business. She started her own business in 1998. She is the author/co-author of 4 books and translator/co-translator of about 30 books.  Dr. Pang holds a M.A. in English Language and Literature, majoring at translation, and a Ph.D. in economics, focusing on government function and economic globalization.

Code of Ethics

We have not adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer, because of our level of operations at this time. We intend to adopt a code of ethics before December 31, 2008..

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

Summary Compensation Table

ANNUAL COMPENSATION

LONG TERM COMPENSATION

Name and

Other Annual

Awards

Payouts

All

Principal Position

Year

Salary

Bonus

Compensation

Other

Restricted

Options/

 LTIP

Stock ($)

SARs(#)

Payouts ($)

 Christian Lillieroos

2007

$0

0

800,000

Acting CEO and Acting

2006

$25,000

       800,000

CFO

President

 Lu Bing, CFO

2007

0

0

0

0

0

0

0

 (until March  2007)

2006

60,000 *

Lin Bi, CEO/CFO               2006            $114,000

*RMB

The Company has entered into employment agreements with management disclosed under Item 5(d) of this report.

Option/SAR Grants in Year ended December 31, 2007 to Named Executive Officers

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

Name

Office

Owned(1)

Owned

Christian Lillieroos(3)

Act. CEO/CFO/Director

3,200,000

2.1%

Guo Pingshan(4)

Sr. VP and Director

1,900,000

1.3%

Robert E. Goodman

Director

--

--

Lisa Pang

Director

150,000

.01%

Sure Form Investments(2)

    --

57,817,140

39.1%

All officers and directors

  as a group  (3 persons)

5,150,000

3.4%

(1)   Except as otherwise noted, shares are owned beneficially and of record, and such record shareholder has sole voting, investment, and dispositive power.

(2) Sure Form Investments owns 57,817,140  shares of common stock, and  the Company has been informed that Sure Form Investments is controlled by Mr. Lau Hau Hung, an individual.

(3) Includes 3,200,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until September 1, 2009, when the shares are fully vested, of which 1,600,000 shares have been issued, under the terms of Mr. Lillieroos’ employment contract dated September 1, 2006.

(4) Includes 2,000,000 shares of company common stock, vesting 25% immediately and 25% on each anniversary of the agreement until August 1, 2009, when the shares are fully vested, of which 1,000,000 shares have been issued (but 100,000 were transferred by Dr. Gou), under the terms of Dr. Guo’s employment contract dated August 1, 2006.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

S

As of December 31, 2007, the Company owed a former officer and director $232,228 for advances made on an unsecured basis and repayable on demand.  Imputed interest was charged at 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $46,065 and $15,846 for the three months ended June 30, 2006 and March 31, 2006 respectively. There was no imputed interest recorded in 2005.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.

As of December 31, 2007, the Company owed a related party $1,495,373 for advances made on an unsecured basis and repayable on demand. Imputed interest is charged at of 6% per annum on the amount due.  Total imputed interest recorded as additional paid-in capital amounted to $5,842 and $$2,921 for the three months ended June 30, 2006 and 2005, respectively.  According to the current management decision, the loan was confirmed interest free and the imputed interest was reversed accordingly.

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

10.12. Employment Agreement between the Registrant and Lu Bing. Incorporated by reference to such exhibit as filed with the Company’s Current Report on Form 8-K dated September 5, 2006.

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

.

21.

American Unity Investments, Inc. is a wholly owned Nevada subsidiary of the Registrant. No trade names are employed. Beijing TKE Resource Development Co., Limited is a wholly owned PRC subsidiary of American Unity Investments, Inc. (Nevada). No trade names are employed

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange  Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003. Filed Herewith.

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

Item 14.

 Principal Accountant Fees and Services.

Audit Fees

Our principal accountants billed us as follows for audit fees the fiscal years ended December 31, 2007 and 2006.

Auditor

2007

2006

David M.K. Yeung & Company

not yet billed

60,000 RMB

Less than 50% of the hours expended by our auditors on the audit for the years ended December 31, 2005 and 2006 were performed by persons other than the above accounting firm’s  full time employees.

Audit –related Fees

None.

Tax Fees

None

All other fees

None

Audit Committees pre-approval policies and procedures.

We do not have an audit committee.  Our engagement of the above auditors was approved by the Board of Directors.  No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 10, 2008.

AMERICAN UNITY INVESTMENTS, INC.

By:/s/ Christian Lillieroos

Christian Lillieroos

Acting CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10,  2008.

By:     /s/ Christian Lillieroos

President and  Acting Chief Executive,

Christian Lillieroos

Operating and Acting Financial Officer

(principal executive and Financial officer) and Chairman

By:     /s/Guo Pingshan

Senior Vice President and Director

        Guo Pingshan

By:     /s/Robert E. Goodman

Director

        Robert E. Goodman

By:     /s/Lisa Pang

Director

        Lisa Pang

AMERICAN UNITY INVESTMENTS, INC.

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

AMERICAN UNITY INVESTMENTS, INC.

CONTENTS

Pages

__________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

1

__________________________________________________________________________________________

Balance Sheets as of December 31, 2007 and 2006

2

__________________________________________________________________________________________

Statements of Operations for the years ended December 31, 2007 and 2006

3

__________________________________________________________________________________________

Statement of Stockholders’ Deficiency for the years ended 2007 and 2006

4

__________________________________________________________________________________________

Statements of Cash Flows for the year ended December 31, 2007 and 2006

5

__________________________________________________________________________________________

Notes to the Financial Statements

6 – 11

__________________________________________________________________________________________

DAVID M. K. YEUNG & CO. Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

American Unity Investments, Inc.

We have audited the accompanying balance sheets of American Unity Investments, Inc., as of December 31, 2007 and the related statements of operations and comprehensive loss, stockholders’ deficiency and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Unity Investments, Inc. (a development stage company), as of December 31, 2007, and the related statements of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has recurring net losses and an accumulated deficit of $2,156,814 as of December 31, 2007.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 7.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DAVID M. K. YEUNG & CO.

Certified Public Accountants

Hong Kong

Date: March 30, 2008

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

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2007 AND 2006

2007

2006

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

1,482,653

$

2,829,385

Other receivable and prepaid expenses

433,446

416,103

Total Current Assets

1,916,098

3,245,488

PROPERTY, PLANT AND EQUIPMENT, NET

236,001

215,767

TOTAL ASSETS

$

2,152,100

$

3,461,255

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

1,735,356

$

861,019

Due to related party

232,228

232,228

Due to a related company

1,495,373

2,816,620

Deferred revenue, current portion

107,349

98,145

Total Current Liabilities

3,570,306

4,008,012

Deferred revenue, net of current portion

384,667

351,687

Total Liabilities

3,954,973

4,359,699

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding145,074,102 shares)

72,537

72,537

Additional paid-in capital

1,015,885

1,015,885

Accumulated deficit

(3,052,227)

(2,156,814)

Accumulated other comprehensive losses

(8,363)

(8,363)

Minority Interests

169,295

178,311

Total Stockholders’ Deficiency

(1,802,873)

(898,444)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,152,100

$

3,461,255

The accompanying notes are an integral part of these financial statements

3

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

For the

For the

year ended

year ended

Dec 31, 2007

Dec 31, 2006

REVENUES

Product Sales

$

--

$

3,009,568

Maintenance Services

--

24,536

Total Revenue

--

3,034,104

LESS: COSTS OF SALES

--

1,105,282

GROSS PROFIT

--

1,928,822

LESS: OPERATING EXPENSES

Selling expenses

--

887,204

General and administrative expenses

920,092

1,635,194

Merger expenses

--

825,000

Total Operating Expenses

920,092

3,347,398

INCOME/(LOSS) FROM OPERATIONS

$

(920,092)

$

(1,418,576)

OTHER INCOME (EXPENSES)

Imputed interest expenses

--

--

Interest income

15,663

9,484

Other income

--

15,885

LOSS BEFORE INCOME TAXES

$

(904,429)

$

(1,393,207)

PROVISION FOR INCOME TAXES

--

(343,908)

MINORITY INTERESTS

(44,335)

(53,351)

NET LOSS

$

(948,764)

$

(1,790,466)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

(8,364)

$

(8,364)

Net loss per share-basic and diluted

$

(0.01)

$

(0.02)

Weighted average number of shares

Outstanding, during the year

- basic and diluted

145,074,102

145,074,102

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIIES

STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Accumulated

Additional

Stock

Other

Total

Common Stock

Paid-in

Subscriptions

Minority

Comprehensive

Accumulated

Stockholders’

Shares

Amount

Capital

Receivable

Interest

Losses

Deficit

Equity

Balance, December 31, 2005

50,000,000

$

50,000

$

1,015,885

$

(1,000,000)

$

--

$

--

$

(366,348)

$

(300,463)

Issuance of stock related to

     reverse-merger with American

     Unity Investments, Inc.

22,537,051

22,537

--

--

--

--

--

22,537

Proceeds from subscription receivable

--

--

--

1,000,000

--

--

--

1,000,000

Currency translation loss

--

--

--

--

--

(8,363)

--

(8,363)

Minority interest

--

--

--

--

178,311

--

--

178,311

Net loss

--

--

--

--

--

--

(1,790,466)

178,311

Balance, December 31, 2006

72,537,051

72,527

1,015,885

--

178,311

(8,363)

(2,156,814)

(898,444)

Minority interest

--

--

--

--

(9,016)

--

53,351

44,335

Net loss

--

--

--

--

--

--

(948,764)

(948,764)

Balance, December 31, 2006

72,537,051

$

72,537

$

1,015,885

$

--

$

169,295

$

(8,363)

$

(3,052,227)

$

(1,802,873)

The accompanying are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED 2007 AND 2006

For the

For the

year ended

year ended

Dec 31, 2007

Dec 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(948,764)

$

(1,790,466)

Adjustments to reconcile net loss to cash used in operating activities:

Expense related to stock issued for reverse-merger

--

22,537

Imputed interest expenses

--

--

In-kind contribution of services

--

--

Minority interest

44,335

178,311

Changes in operating assets and liabilities:

(Increase)/Decrease in:

Other receivable and prepaid expenses

(17,343)

(372,272)

Increase/(Decrease) in:

Accrued and other liabilities

874,337

856,020

Deferred revenue

42,184

449,832

Net cash provided by (used in) operating activities

(5,251)

(656,038)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

(20,234)

(215,767)

Net cash used in investing activities

(20,234)

(215,767)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from subscriptions receivable

--

1,000,000

Proceeds from stockholder loan

--

--

Proceeds from related company loan

(1,321,247)

2,697,554

Net cash provided by financing activities

(1,321,247)

3,697,554

EFFECT OF EXCHANGE RATE ON CASH

--

(8,364)

NET INCREASE IN CASH AND CASH EQUIVALENTS

$

(1,346,732)

$

2,817,385

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR

$

2,829,385

$

12,000

CASH AND CASH EQUIVALENTS AT END OF YEAR

$

1,482,653

$

2,829,385

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

AS OF DECEMBER 31, 2007 AND 2006

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

AS OF DECEMBER 31, 2007 AND 2006

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

AS OF DECEMBER 31, 2007 AND 2006

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

3.

SHAREHOLDERS’ EQUITY

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 72,537,051.  The 73,283 shares outstanding prior the AUI Transaction along with the 22,463,768 shares issued for conversion of $43,700 in convertible debentures totaling 22,537,051 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting.  Up through and as of December 31, 2007, no additional shares, stock options, or stock warrants have been issued and/or granted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

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

5.

DEFERRED REVENUE

The following table sets forth as December 31, 2006 the net deferred revenue balances for the maintenance service income of the forests:

Current portion of deferred revenue

$

107,349

Deferred revenue, net of current portion

384,667

Total Deferred Revenue

$

492,016

6.

INCOME TAX

US tax has not been provided as the group did not generate any net earnings arising in USA during the period.  Taxes on earnings assessable elsewhere has been calculated at the rates of tax prevailing in the county which the group operates, based on existing legislation, interpretation and practices in respect thereof.

