Form 10QSB
period 2008-03-31
American Unity Investments, Inc.
filed 2008-05-20
CIK 1075861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

147,674,102

                    Title of Class

Number of Shares outstanding

at March 31, 2008

Transitional Small Business Format      Yes  [    ]   No  [ X ]

AMERICAN UNITY INVESTMENTS, INC

CONTENTS

Pages

 __________________________________________________________________________________________

Balance Sheets as of March 31, 2008

3

__________________________________________________________________________________________

Statements of Operations for the three months ended March 31, 2008

4

__________________________________________________________________________________________

Statements of Cash Flows for the three months ended March 31, 2008

5

__________________________________________________________________________________________

Notes to the Financial Statements

6 – 12

__________________________________________________________________________________________

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF MARCH 31, 2008 (UNAUDITED)

ASSETS

CURRENT ASSETS

Cash and cash equivalents

$

1,482,653

Other receivable and prepaid expenses

433,446

Total Current Assets

1,916,098

PROPERTY, PLANT AND EQUIPMENT, NET

236,001

TOTAL ASSETS

$

2,152,100

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accrued expenses and other liabilities

$

1,892,424

Due to a stockholder

232,228

Due to a related company

1,495,373

Deferred revenue, current portion

107,349

Total Current Liabilities

3,727,374

Deferred revenue, net of current portion

384,667

Total Liabilities

4,072,041

STOCKHOLDERS’ DEFICIENCY

Common stock ($0.001 par value, authorized 200,000,000 shares issued and outstanding 147,674,102 shares)

72,537

Additional paid-in capital

1,015,885

Accumulated deficit

(3,052,277)

Accumulated other comprehensive losses

(8,363)

Minority Interests

169,295

Total Stockholders’ Deficiency

(1,802,873)

TOTAL LIABILITIES AND STOCHOLDERS’ DEFICIENCY

$

2,152,100

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2008 AND 2007 (UNAUDITED)

For the three

For the three

months ended

months ended

Mar  31, 2008

Mar 31, 2007

REVENUES

Product Sales

$

--

$

--

Maintenance Services

--

--

Total Revenue

--

--

LESS: COSTS OF SALES

--

--

GROSS PROFIT

--

--

LESS: OPERATING EXPENSES

Selling expenses

--

--

General and administrative expenses

157,068

230,407

Total Operating Expenses

157,068

230,407

INCOME/(LOSS) FROM OPERATIONS

$

(157.068)

$

(230,407)

OTHER INCOME (EXPENSES)

Interest expenses

--

--

Interest income

--

--

Other income

--

--

LOSS BEFORE INCOME TAXES

$

(157,068)

$

(230,407)

PROVISION FOR INCOME TAXES

--

--

MINORITY INTERESTS

--

--

NET LOSS

$

(157,068)

$

(230,407)

OTHER COMPREHENSIVE LOSS

Foreign currency translation loss

$

--

$

--

Net loss per share-basic and diluted

$

(0.0008)

$

0.002

Weighted average number of shares

Outstanding, during the period

- basic and diluted

147,674,102

145,074,102

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED 2008 AND 2007 (UNAUDITED)

For the three

For the three

months ended

months ended

Mar 31, 2008

Mar 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(157,068)

$

(230,407)

Adjustments to reconcile net loss to cash used in operating activities:

Imputed interest expense

--

--

Changes in operating assets and liabilities:

(Increase)/Decrease in:

Prepaid expenses

--

--

Inventories

--

--

Notes receivable

--

--

Increase/(Decrease) in:

Accrued and other liabilities

(157,068)

(1,179,562)

Deferred revenue

--

--

Net cash provided by (used in) operating activities

(157,068)

(1,409,969)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, fixture and equipment

--

--

Net cash used in investing activities

--

--

CASH FLOWS FROM FINANCING ACTIVITIES

Due to stockholder

--

--

Due to related company

--

--

Minority interests

--

--

Net cash provided by financing activities

--

--

EFFECT OF EXCHANGE RATE ON CASH

--

--

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS

$

(157,086)

$

(1,409,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD

$

1,482,653

$

2,829.385

CASH AND CASH EQUIVALENTS AT END OF PERIOD

$

1,367,965

$

1,419,416

The accompanying notes are an integral part of these financial statements

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007 (UNAUDITED)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)

Organization

American Unity Investments, Inc. (the “Company”) was incorporated on June 23, 1988, under the laws of the State of Florida under the name Autec Associates, Inc. and underwent several name changes.

On April 2, 2006, the Company consummated an Agreement and Plan of Reorganization dated March 31, 2006 with shareholders of American Unity Investments, Inc., a Nevada corporation (“AUI”) to acquire 100% of the outstanding capital stock of AUI in exchange for 50,000,000 shares of the Company (“AUI Transaction”).  Prior to the AUI Transaction, the Company was development stage public company operating as a mining exploration company with nominal assets and 73,283 shares issued and outstanding.  AUI was a privately held company in the forestry business in the People’s Republic of China (“PRC”).  In conjunction with the AUI Transaction, the Company issued 22,463,768 shares of common stock on April 17, 2006 for the conversion of $43,700 of outstanding convertible debentures.  As a result, the common stock outstanding post AUI Transaction totaled 72,537,051 shares.  The AUI Transaction is considered to be a capital transaction in substance, rather than a business combination.  In as much, the AUI Transaction is equivalent to the issuance of shares by a private company (AUI) for the non-monetary assets of a non-operational public company, accompanied by a recapitalization.  The accounting for the AUI Transaction is similar to that resulting from a reverse acquisition, except goodwill is not recorded.  Accordingly, the historical financial information of the accompanying consolidated financial statements are that of AUI which the 50,000,000 shares issued by the Company are considered the historical outstanding shares of AUI for accounting purposes.  The 22,463,768 shares issued by the Company for the conversion of $43,700 of outstanding convertible debenture are considered as part of the outstanding shares of the Company prior to the AUI Transaction.

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

AS OF MARCH 31, 2008 AND 2007 (UNAUDITED)

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

AS OF MARCH 31, 2008 AND 2007 (UNAUDITED)

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2008 fiscal year. The Company is currently evaluating the impact that FAS 157 will have on our financial statements.

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

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2008 fiscal year.  The Company does not expect the adoption of FAS 159 to have a significant impact on our financial statements.

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

AS OF MARCH 31, 2008 AND 2007 (UNAUDITED)

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

2.

INCOME TAX

The Company has net operating loss carry forwards for income taxes amounting to approximately $________ as at December 31, 2007 which may be available to reduce future years’ taxable income.  These carry forwards, will expire, if not utilized, commencing in 2024.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

3.

SHAREHOLDERS’ EQUITY

(d)

As a result of the AUI Transaction as described in Note 1, the Company’s outstanding share totaled 72,537,051.  The 73,283 shares outstanding prior the AUI Transaction along with the 22,463,768 shares issued for conversion of $43,700 in convertible debentures totaling 22,537,051 shares, will be considered as if the AUI had issued such shares to acquire the Company under reverse acquisition accounting. Sales of Unregistered Securities during the year ended December 31, 2007. Up through and as of March 31, 2008 There were 1,600,000 and 1,000,000 shares, respectively, issued to Mr. Lillieroos and Dr. Guo in February 2008 in accordance with their employment contracts, no additional shares, stock options, or stock warrants have been issued and/or granted.

AMERICAN UNITY INVESTMENTS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007 (UNAUDITED)

4.

GOING CONCERN

As reflected in the accompanying financial statements, the Company has recurring net losses and an accumulated deficit of $_______ at March 31, 2008.  The Company’s total current liabilities exceed its total current assets by $________  These factors raise substantial doubt about its ability to continue as a going concern.  In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

DEFERRED REVENUE

The following table sets forth as March 31, 2008 the net deferred revenue balances for the maintenance service income of the forests:

Current portion of deferred revenue

$

107,349

Deferred revenue, net of current portion

384,677

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

Date: MAY 19, 2008

By:/s/ Christian Lillieroos

Acting Chief Executive Officer, Chief Operating Officer and Acting Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)