Form 10KSB/A
period 2007-12-31
American Unity Investments, Inc.
filed 2008-09-26
CIK 1075861

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

0

The number of shares outstanding of the issuer's classes of Common Stock as of April 12, 2008:

Common Stock, $.001 Par Value –

147,674,102  Shares

Transitional Small Business Disclosure Format           YES            NO   X

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

This Annual Report is being filed only to amend Part II Item 8A and Part IV Item 13.

PART II

Item 8A.     Controls and Procedures.

             ------------------------

Attached as exhibits to this Form 10-KSB/A are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule I 3a- 15 of the Exchange Act. This "Controls and

Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications.

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer who also acts as the Company's Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)). The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission ("COSO") in Internal Control -Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September  24, 2008.

AMERICAN UNITY INVESTMENTS, INC.

By:/s/ Christian Lillieroos

Christian Lillieroos

Acting CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24,  2008.

By:     /s/ Christian Lillieroos

President and  Acting Chief Executive,

Christian Lillieroos

Operating and Acting Financial Officer

(principal executive and Financial officer) and Chairman

By:     /s/Guo Pingshan

Senior Vice President and Director

        Guo Pingshan